Form 10-Q
period 2011-01-31
Palmerston Stock Agency, Inc.
filed 2011-03-17
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-170566

PALMERSTON STOCK AGENCY, INC.
 (Exact name of registrant as specified in it's charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

17 Huiaiti Road
Pongoroa, New Zealand 4991

 (Address of Principal Executive Offices)
 _______________

011 64 6 376 2595
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of March 15, 2011: 14,375,000 shares of issued common stock.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

January 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Control and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Removed and Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13

SIGNATURE

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	1/31/2011	4/30/2010
CURRENT ASSETS	(unaudited)	(audited)

Cash	$12,222	$29,356

Total Current Assets	12,222	29,356

TOTAL ASSETS	$12,222	$29,356

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$275	$350
Loans Payable	-	168

Total Current Liabilities	275	518

TOTAL LIABILITIES	275	518

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,000,000, respectively	1,438	1,400

Additional Paid-In Capital	42,485	38,604
Deficit accumulated during the development stage	(31,975)	(11,166)

Total Stockholders' Equity	11,947	28,838

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,222	$29,356

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

		Period from	Period from
	Nine Months	May 12, 2009	May 12, 2009
	ended	(Inception) to	(Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	3,293	136	9,068

PROFESSIONAL FEES	17,516	2,000	22,907

TOTAL OPERATING EXPENSES	20,809	2,136	31,975

NET LOSS	$(20,809)	$(2,136)	$(31,975)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,176,625	10,063,600	12,462,313

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	ended	ended
	January 31, 2011	January 31, 2010
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	63	35

PROFESSIONAL FEES	5,016	2,000

TOTAL OPERATING EXPENSES	5,079	2,035

NET LOSS	$(5,079)	$(2,035)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,375,000	10,063,600

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (May 12, 2009) through January 31, 2011

			ADDITIONAL
		COMMON	PAID-IN	ACCUMULATED	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010 (audited)	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(20,809)	(20,809)

Total, January 31, 2011 (unaudited)	14,375,000	$1,438	$42,485	$(31,975)	$11,947

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

		Period from	Period from
	Nine Months	May 12, 2009	May 12, 2009
	ended	(Inception) to	(Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,809)	$(2,136)	$(31,975)

Interest as In-Kind Contribution	-	3	4
Increase in Accrued Expenses	(75)	-	275

Total adjustments to net income	(75)	3	279

Net cash used in operating activities	(20,884)	(2,133)	(31,696)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	168	168
Common Stock Proceeds	3,750	40,000	43,750

Net cash flows provided by financing activities	3,750	40,168	43,918

CASH RECONCILIATION

Net (decrease) increase in cash	(17,134)	38,035	12,222
Cash - beginning balance	29,356	-	-

CASH BALANCE - END OF PERIOD	$12,222	$38,035	$12,222

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$168	$-	$-

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
January 31, 2011
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Palmerston Stock Agency, Inc.  (the “Company”), a development stage company, was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was formed to commence business as a stock agent in the wool trade. We have developed contacts in the industry through our experience and background in the wool trade.  Through these contacts we intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

The Company has adopted April 30 as its fiscal year end.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended April 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 7, 2011.

Development Stage Company

The Company is a development stage company and has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2011.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company had adopted the provisions of Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainties in tax positions and requires that the Company recognizes in its financial statements the impact of an uncertain tax position, if that position has more likely than not chance of not being sustained on audit, based on technical merits of that position. The adoption of this standard did not have an impact on the Company’s financial statements.

The Company is subject to examination by the Internal Revenue Service for 2009.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued for possible disclosure and recognition in the financial statements. No events or transactions were identified during this period that require disclosure and recognition.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $31,975, a net loss and net cash used in operations of $20,809 and $20,884 for the nine months ended January 31, 2011, and of $2,136 and $2,133 for the period from May 12, 2009 (Inception) to January 31, 2010 and of $31,975 and $31,696 for the period from May 12, 2009 (Inception) to January 31, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001, of which 10,000,000 have been issued for the amount of $1,000 on May 12, 2009 to the Company’s officers as founders’ shares.

On January 21, 2010, the Company issued 4,000,000 shares of common stock for cash in the amount of $40,000, or $0.01 per share.

On September 23, 2010, the Company issued 375,000 shares of common stock for cash in the amount of $3,750, or $0.01 per share.

NOTE 5 – INCOME TAXES

Deferred tax assets

At January 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $31,975 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $10,872 as of January 31, 2011 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,872 as of January 31, 2011.

Components of deferred tax assets are as follows:

January 31, 2011
Net Deferred tax assets – Non-current:

Ex Expected income tax benefit from NOL carry-forwards	$10,872
LessFull valuation allowance	(10,872)

De Deferred tax assets, net of valuation allowance	$-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

Palmerston Stock Agency, Inc. was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade. Our founder and President, Ian Raleigh has numerous years of experience in the wool trade. He was raised on his parent’s sheep farming community in New Zealand and owns his own sheep which he has farmed and bred for the wool industry.

We intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

We have not commenced business operations, have not taken any significant steps to implement our business plan and there is no guarantee that we will achieve our revenue projections discussed below.

Year One Expenses and Forecast in US Dollars (Interest paid on funds not included)
Inventory: The company will be required to purchase at least 120,000 kilograms of ``grease wool`` for our inventory. This would average out to 10,000 kilograms per month.

•	Lease for warehouse space: $4,600 per month X 12 = $55,200
•	New 4hp 480volt wool press with built in scale: $7,000
•	Custom made wash bins and tables: $6,000
•	Deposit for lease for truck: $3,000
•	Lease of new five ton truck with flat deck with wool cage: $875.00 per month $10,500
•	Full-time licensed classer: $3,000 per month $36,000
•	One part-time laborer: $1,500 per month $18,000
•	Electric bill (estimated): $1,200 per month $14,400
•	Inventory and disability insurance (quoted): $4,000
•	Truck insurance (quoted): $1,700
•	Telephone expenses including long distance: $4,800
•	Fuel expenses: $9,200
•	Website creation and first year hosting: $5,500
•	Printing of business cards and brochures: $3,000
•	Bookkeeping/Accounting: $11,500
•	Attorney fees: $15,000
•	Electronic filing fees: $1,500
•	Travel expenses: $8,000
•	Print advertising: $4,000
•	Miscellaneous expenses: $2,000
•	Salary for Ian Raleigh, the company`s President , and Michael Raleigh, Secretary: $0

Total year one expenses: $850,300

Year Two Expenses and Forecast in US Dollars (Interest paid on funds not included)

The company would have no plans of paying a dividend in year two. All profits in year one will be rolled into expansion of inventory and sales in year two.
•	Lease for warehouse space: $4,600 per month X 12 = $55,200
•	Lease of new five ton truck with flat deck with steel cage: $875.00 per month $10,500
•	Full-time licensed classer: $3,000 per month $36,000
•	One part-time laborers: $1,500 per month $18,000
•	Electric bill (estimated): $1,200 per month $14,400
•	Inventory and disability insurance (quoted): $4,000
•	Truck insurance (quoted): $1,700
•	Telephone expenses including long distance: $4,800
•	Fuel expenses: $9,200
•	Website hosting (one year): $175
•	Printing of business cards and brochures: $2,000
•	Bookkeeping/Accounting: $11,500
•	Attorney fees: $5,000
•	Electronic filing fees: $1,500
•	Miscellaneous expenses: $2,000
•	Contingency fund: $2,000
•	Salary for Ian Raleigh, the company`s President , and Michael Raleigh, Secretary: $0

Total year two expenses: $926,765

Year Three Expenses and Forecast in US Dollars (Interest paid on funds not included)

The company would have no plans of paying a dividend in year three. All profits in year one will be rolled into expansion of inventory and sales in year three.

•	Lease for warehouse space: $4,600 per month X 12 = $55,200
•	Lease of new five ton truck with flat deck with steel cage: $875.00 per month $10,500
•	Full-time licensed classer: $3,000 per month $36,000
•	One part-time laborers: $1,500 per month: $18,000
•	Electric bill (estimated): $1,200 per month: $14,400
•	Inventory and disability insurance (quoted): $4,000
•	Truck insurance (quoted): $1,700
•	Telephone expenses including long distance: $4,800
•	Fuel expenses: $9,200
•	Website hosting (one year): $175
•	Printing of business cards and brochures: $2,000
•	Bookkeeping/Accounting: $11,500
•	Attorney fees: $5,000
•	Electronic filing fees: $1,500
•	Miscellaneous expenses: $2,000
•	Contingency fund: $2,000
•	Salary for Ian Raleigh, the company`s President and Michael Raleigh, Secretary: $0

Total year three expenses: $1,007,865

Year Four Expenses and Forecast

We cannot predict our year four of business operations as among other things the fluctuation of the currencies and the selling price of wool will determine the results of year four. If the company is successful in reaching its forecasted sales numbers in year three it will be in a position to borrow from banks to aid expansion in addition to growing by way of raising capital through the equity markets. The company may issue a dividend to shareholders in year four if possible.

There are many factors that could have a substantial impact on our estimates in our business plan and forecasts discussed above including but not limited to:

•	Our ability to raise capital;
•	The wholesale and retail price fluctuations of wool;
•	Expenses that we estimated incorrectly; and
•	Unforeseen expenses we failed to foresee

The aforementioned factors could cause the numbers set forth in this section to change.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the three months ended January 31, 2011, compared to January 31, 2010, we had $0 in revenue. Operating expenses for the three months ended January 31, 2011 totaled $5,079 resulting in a loss of $5,079. Operating expenses of $5,079 for the three months ended January 31, 2011 consisted of $63 for general and administrative expenses and $5,016 for professional fees. Operating expenses for the three months ended January 31, 2010 totaled $2,035 resulting in a loss of $2,035. Operating expenses of $2,035 for the three months ended January 30, 2010 consisted of $35 for general and administrative expenses and $2,000 for professional fees.

For the nine months ended January 31, 2011, we had $0 in revenue. Operating expenses for the nine months ended January 31, 2011 totaled $20,809 resulting in a loss of $20,809. Operating expenses of $20,809 for the nine months ended January 31, 2011 consisted of $3,293 for general and administrative expenses and $17,516 for professional fees.

For the period from May 12, 2009 (inception), to January 31, 2010, we had $0 in revenue. Expenses for the period totaled $2,136 resulting in a net loss of $2,136.  Expenses for the period consisted of $2,000 in professional fees and $136 for General and Administrative expenses.

Capital Resources and Liquidity

As of January 31, 2011 we have $12,222 cash on hand.

Ian and Michael Raleigh will be the only employees initially as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business. Finally, it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended January 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: March 17, 2011	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer, Director