Form 10-K
period 2011-04-30
Palmerston Stock Agency, Inc.
filed 2011-07-29
CIK 1490490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-170566

PALMERSTON STOCK AGENCY, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

17 Huiaiti Road
Pongoroa, New Zealand 4991
(Address of principal executive offices)

011 64 6 376 2595
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates.  None.

As of April 30, 2011, there were 14,375,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Palmerston Stock Agency, Inc..  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1. Business.

Overview

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

Our Operating Strategy

Palmerston Stock Agency, Inc., intends to purchase grease wool from farmers in the Manawatu-Wanganui region on the North Island and surrounding areas in New Zealand and process it for sale throughout the year. At this time, we have taken no steps to implement our business plan and as such, the goals set forth in this section are merely aspirational and there is no guarantee we will be able to implement our plan.  In addition, we have no customers, no contractual relationships with suppliers, no employees, and we need $850,000 before we can commence our business operations.

The grease wool will be classed on site to determine its sale price and then we will pay the wool farmer immediately. Shearing, the process by which the woolen fleece of a sheep is cut off, is from late September to early December in the Manawatu-Wanganui region of New Zealand. We intend to purchase, process, class and stock as many kilograms of wool as we can afford during this time to be sold throughout the year to textile manufacturers for profit.  We believe that buying sheep wool in bulk during the New Zealand shearing season will enable us to provide high quality product to our customers at a profit while demand is high and supply from others sources if low. We intend to hire a licensed full-time classer to class all bales prior to sale. We anticipate that our classer will work hands on in every aspect of the business while managing and maintaining our inventory.

Our goal is to be known by our customers as a reliable and high quality wool distributor. We intend to make sure that every step of cleaning and processing our wool is closely supervised and monitored for high quality.

Due to our experience in the wool industry we believe we can achieve our business goals. We are currently developing contacts in the industry and have not established any contractual relationships with any contacts at this time. We intend to provide farmers with a simplified buying system that offers a fair market price for their sheared grease wool using the weekly Australian Wool Exchange (“AWEX”) as a purchase guide.  In addition, we intend to pay farmers immediately for their wool which we believe will lower our purchase price and enable us to buy in bulk, store and sell at a higher price later throughout the year to our customers.

We can only commence business if we raise enough capital to buy enough wool to sell throughout the year. We have a short window of approximately two and a half months to purchase our inventory of wool for the year.  If we cannot afford to purchase enough wool to be profitable for a twelve month period the company will not commence business of any kind. If we cannot afford to purchase enough wool for a twelve month period we intend to raise additional capital by doing another private offering of our common stock.

Our goal is to raise enough capital to purchase a large enough inventory to sell to textile manufacturers at a profit during the 2011 season. If the company does not raise enough capital to enter into the 2011 market it will continue to try and raise capital to commence business in the 2012 market. We will not be able to commence business until the 2012 market, at the earliest.

The company needs to raise approximately US $850,000 to commence its "year one" plan of business. If the company is unsuccessful in raising the additional capital that it needs to operate its first year of business it will not commence business operations of any kind until the necessary money is raised. If the company can exceed in raising more than the $850,000 that it needs to commence business in under its "year one" plan it will use the extra capital to purchase additional inventory which will accelerate its growth plan. At this time, we have not raised the necessary minimum capital to commence our “year one” plan of business.  As a result, we will not be able to commence business until the 2012 market, at the earliest. We have consulted with friends, family, and business associated in the industry to raise the $850,000 necessary to commence business operations.  Currently, no other steps have been taken to raise the necessary funds.

Shipping

We are going to invoice all of our customers for the cost of shipping at the time that they order our wool. We will get a quote for every shipment at the time the order is placed. We have had discussions with Hapag-Lloyd (New Zealand) Ltd. regarding shipping because they are well known in the wool industry as a shipper of choice and can deliver cargo to almost all points of the world with regular trips from New Zealand to Europe and Asia. We have also had discussions with GEO.H Scales Ltd. who are also known in the wool export industry. At this time no formal agreements have been entered into.

Competition

We currently have limited operations and are not yet competing with any companies. However, once we further our operations, we believe we will have many competitors. Most of our competitors are very large well established companies.

Advertising and Sales Strategy

Our advertising and sales strategy will be one of personal contact by our management, Ian and Michael Raleigh. They will both be in touch with members of their community who are fellow farmers, members of their co-op and farmers they meet at the weekly auctions. Our management intends to go on a tour of most of the wool producing farms in the greater Manawatu-Wanganui region to promote our business. We plan to place print ads in the co-op bulletin and farmers daily which will direct potential customers to inquire about our business and visit our website. We plan to utilize many free online sources to assist with directing potential customers to our website including the industry trade online forums. At this time, we have taken no steps to advertise or promote our business other than preliminary discussions with business associates and industry related people.  In addition, we have not commenced the creation of our website.

Government Regulation

We do not expect any governmental regulations to have an impact on our planned business operations. Existing laws with which we must comply cover issues that include:

•	Corporate Taxes
•	Collection and payment of the Goods and services tax of 12.5%
•	Payroll Taxes
•	Business Licence
•	Registered Licensed Classer (Must re-register annually)

New laws may impact our ability to market our products in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

Employees

As of July 27, 2011, we have no full time employees.  Our President spends approximately 30 hours per week on Company matters.  We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ more qualified employees in the near future.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 17 Huiaiti Road in Pongoroa, New Zealand 4991. Our registered agent’s office is located at 1811 Silverside Road, Wilmington, Delaware 19810. Our primary telephone number is 011 64 6 376 2595.

Item 3. Legal Proceedings.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share.  The Common Stock is not listed on a publicly-traded market.  As of July 27, 2011, there were Fifty Three stockholders of record holding an aggregate of 14,375,000 shares of common stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock, par value $.0001 per share.  As of July 27, 2011, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

Total year one expenses: $850,0 00

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

Total year two expenses: $930,000

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

Total year three expenses: $1,000,000

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

Results of Operations

For the year ended April 30, 2011 and April 30, 2010, we had no revenues. Operating expenses for the year ended April 30, 2011 totaled $32,849, resulting in a loss of $32,849. Operating expenses of $32,849 for the year ended April 30, 2011 consisted of $4,455 for general and administrative expenses and $28,394 for professional fees. Operating expenses for the year ended April 30, 2010 totaled $11,166, resulting in a loss of $11,166. Operating expenses of $11,166 for the year ended April 30, 2010 consisted of $5,775 for general and administrative expenses and $5,391 for professional fees.

For the period from May 12, 2009 (inception), to April 30, 2011, we had no revenues. Expenses for the period totaled $44,015, resulting in a net loss of $44,015.  Expenses for the period consisted of $33,785 in professional fees and $10,230 for General and Administrative expenses.

Capital Resources and Liquidity

As of April 30, 2011 we have $3,167 cash on hand.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Palmerston Stock Agency, Inc.:

We have audited the accompanying balance sheets of Palmerston Stock Agency, Inc. (a development stage company) (the "Company") as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2011, the period from May 12, 2009 (inception) to April 30, 2010, and the period from May 12, 2009 (inception) to April 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended April 30, 2011, the period from May 12, 2009 (inception) to April 30, 2010, and the period from May 12, 2009 (inception) to April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
Melville, New York
July 29, 2011

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	4/30/2011	4/30/2010
CURRENT ASSETS

Cash	$3,167	$29,356

Total Current Assets	3,167	29,356

TOTAL ASSETS	$3,167	$29,356

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,260	$350
Shareholder Loans Payable	-	168

Total Current Liabilities	3,260	518

TOTAL LIABILITIES	3,260	518

STOCKHOLDERS' (DEFICIENCY) EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,000,000, respectively	1,438	1,400

Additional Paid-In Capital	42,485	38,604
Deficit accumulated during the development stage	(44,015)	(11,166)

Total Stockholders' (Deficiency) Equity	(93)	28,838

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$3,167	$29,356

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

		Period from	Period from
	Year	May 12, 2009	May 12, 2009
	ended	(Inception) to	(Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	4,455	5,775	10,230

PROFESSIONAL FEES	28,394	5,391	33,785

TOTAL OPERATING EXPENSES	32,849	11,166	44,015

NET LOSS	(32,849)	(11,166)	(44,015)

Loss per share, Basic and Diluted	$(0.002)	$(0.001)	$(0.003)

Weighted average number of common shares outstanding	14,225,000	11,121,813	12,699,175

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through April 30, 2011

			ADDITIONAL		TOTAL
		COMMON	PAID-IN	ACCUMULATED	EQUITY
	SHARES	STOCK	CAPITAL	DEFICIT	(DEFICIENCY)

Stock issued as founders' shares on May 12, 2009 (inception) at par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on January 21, 2010 at $0.01 per share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on September 23, 2010 at $0.01 per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	$1,438	$42,485	$(44,015)	$(93)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

		Period from	Period from
	Year	May 12, 2009	May 12, 2009
	ended	(Inception) to	(Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(32,849)	$(11,166)	$(44,015)

Interest as In-Kind Contribution	-	4	4
Increase in Accrued Expenses	2,910	350	3,260

Total adjustments to net income	2,910	354	3,264

Net cash used in operating activities	(29,939)	(10,812)	(40,751)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	168	168
Common Stock Proceeds	3,750	40,000	43,750

Net cash flows provided by financing activities	3,750	40,168	43,918

CASH RECONCILIATION

Net (decrease) increase in cash	(26,189)	29,356	3,167
Cash - beginning balance	29,356	-	-

CASH BALANCE - END OF PERIOD	$3,167	$29,356	$3,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Shareholder Loan to Equity	$168	$-	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
April 30, 2011
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Palmerston Stock Agency, Inc.  (the “Company”, “We”, “Ours”, “Us”), a development stage company, was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was formed to commence business as a stock agent in the wool trade. We have developed contacts in the industry through our experience and background in the wool trade.  Through these contacts we intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2011.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued for possible disclosure and recognition in the financial statements. No events or transactions were identified during the period that require disclosure and recognition.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $44,015, a net loss and net cash used in operations of $32,849 and $29,939 for the year ended April 30, 2011, and of $11,166 and $10,812 for the period from May 12, 2009 (Inception) to April 30, 2010 and of $44,015 and $40,751 for the period from May 12, 2009 (Inception) to April 30, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – INCOME TAXES

Deferred tax assets

At April 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $44,015 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $15,000 and $4,000 as of April 30, 2011 and 2010, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowances.

Components of deferred tax assets are as follows:

	April 30, 2011	April 30, 2010

Deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$15,000	$4,000
Full valuation allowance	(15,000)	(4,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended April 30, 2011	Period from May 12, 2009 (inception) to April 30, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2011.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

☐  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

☐  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

☐  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, Mr. Raleigh concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of April 30, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient fund to do so.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended April 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officers and director as of July 27, 2011. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his or her successor is elected and qualified.

Name	Age	Position
Ian Raleigh	74	President, Chief Financial Officer, Treasurer, and Director

Michael Raleigh	40	Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ian Raleigh,  President, Chief Financial Officer, Treasurer, and Director, age 74

Ian Raleigh, our President was born in Pahiatua, New Zealand in 1936. Ian was raised on his parents’ 1800 acre sheep farming community of Tiraumea. Ian worked on his parents’ farm until the early 1980's until he purchased his own 1200 acres in the nearby town of Pongoroa where he raises and breeds sheep for wool production. Ian presently has over 3000 sheep that are bread for wool production and breeding.

Ian Raleigh has never acted as a promoter of any company nor has he had a controlling interest in any company. In addition Mr. Raleigh may be deemed a promoter as defined in Rule 405 under the Securities Act of 1933.

Michael Raleigh, Secretary, age 40

Michael Raleigh, is the Secretary of the company and is Ian Raleigh's nephew. Michael was born in 1970 and grew up on his parents’ 1400 acre sheep farm in Pongoroa, New Zealand. He worked on his parents’ farm until the mid 1990's until he acquired an adjacent 450 acres of land and began raising sheep for wool production. In early 2000 he acquired an additional 700 acres of land and expanded his farm. Michael is active in his community as a volunteer of the local fire department and a board member of the local school board.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We currently do not have an employment agreement with Mr. Iran Raleigh and Mr. Michael Raleigh.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended April 30, 2011.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ian Raleigh, President,	2010	$0	0	0	0	0	0	$0	$0
Chief Financial Officer, Treasurer	2011	$0	0	0	0	0	0	$0	$0

Michael Raleigh	2010	$0	0	0	0	0	0	$0	$0
Secretary	2011	$0	0	0	0	0	0	$0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the year ended April 30, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ended April 30, 2011 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 27, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Ian Raleigh 17 Huiaiti Road Pongoroa, New Zealand 4991	6,000,000	41.7%

Michael Raleigh 17 Huiaiti Road Pongoroa, New Zealand 4991	4,000,000	27.8%

All Executive Officers and Directors as a group (2 persons)	10,000,000	69.5%

(1) Based on 14,375,000 shares of common stock outstanding as of July 27, 2011

Item 13. Certain Relationships and Related Transactions, and Director Independence.

•
On July 2, 2009, the Company borrowed $168 from a primary shareholder.  The note is a demand note carrying a 3% interest rate.  As of July 27, 2011, the principal balance due on the demand notes was $168 and $4 in interest was accrued and recorded as in kind contribution. On May 1, 2010, the balance of the loan of $168 was converted to capital.

•
On May 12, 2009, the Company issued 6,000,000 shares of common stock to its President and 4,000,000 shares of common stock to its Secretary having a total fair value of $1,000 ($0.0001/share) in exchange for services provided.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2011 and 2010, we were billed approximately $9,100 and $5,041 for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended April 30, 2011 and 2010.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2011 and 2010, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Articles of Incorporation*

3.2	By-Laws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Previously filed on Form S-1 dated November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 29, 2011	PALMERSTON STOCK AGENCY, INC.

	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ian Raleigh	President, Chief Financial Officer, Principal Financial Officer,	July 29, 2011
Ian Raleigh	Principal Executive Officer, Principal Accounting Officer, Director