Form 10-Q
period 2011-07-31
Palmerston Stock Agency, Inc.
filed 2011-09-19
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PALMERSTON STOCK AGENCY, INC.
 (Exact name of registrant as specified in it's charter)

DELAWARE	333-170566
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

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
 Yes ☐ No ☒

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
Yes ☒ No ☐

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of September 19, 2011: 14,375,000 shares of issued common stock.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

July 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Removed and Reserved	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	July 31, 2011	April 30, 2011
CURRENT ASSETS	(unaudited)	(audited)

Cash	$65	$3,167

Total Current Assets	65	3,167

TOTAL ASSETS	$65	$3,167

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$44,151	$3,260

Total Current Liabilities	44,151	3,260

TOTAL LIABILITIES	44,151	3,260

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	42,485	42,485
Deficit accumulated during the development stage	(88,008)	(44,015)

Total Stockholders' Deficiency	(44,086)	(93)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$65	$3,167

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
			Period from
	Three months	Three months	May 12, 2009
	ended	ended	(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	$238	$3,067	$10,468

PROFESSIONAL FEES	43,755	12,250	77,540

TOTAL OPERATING EXPENSES	43,993	15,317	88,008

NET LOSS	$(43,993)	$(15,317)	$(88,008)

Loss per share, Basic and Diluted	$(0.003)	$(0.001)	$(0.007)

Weighted average number of common shares outstanding	14,375,000	14,000,000	12,889,600

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through July 31, 2011
				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution	-	-	4	-	4

Net Loss	-	-	-	(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital	-	-	168	-	168

Stock issued for cash on September 23, 2010
at $0.01 per share	375,000	38	3,713	-	3,750

Net Loss	-	-	-	(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Net Loss	-	-	-	(43,993)	(43,993)

Total, July 31, 2011 (unaudited)	14,375,000	$1,438	$42,485	$(88,008)	$(44,086)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
			Period from
	Three months	Three months	May 12, 2009
	ended	ended	(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(43,993)	$(15,317)	$(88,008)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	40,891	250	44,151

Total adjustments to net loss	40,891	250	44,155

Net cash used in operating activities	(3,102)	(15,067)	(43,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	-	-	43,918

CASH RECONCILIATION

Net (decrease) increase in cash	(3,102)	(15,067)	65
Cash - beginning balance	3,167	29,356	-

CASH BALANCE - END OF PERIOD	$65	$14,289	$65

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$168	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
July 31, 2011
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Palmerston Stock Agency, Inc.  (the “Company,” ”We,” “Ours,” “Us”), a development stage company, was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was formed to commence business as a stock agent in the wool trade. We have developed contacts in the industry through our experience and background in the wool trade.  Through these contacts we intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2011.

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company is a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from these estimates.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding as of July 31, 2011.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued for possible disclosure and recognition in the financial statements. No events or transactions were identified during the period that require disclosure and recognition.

Recently issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $88,008, a net loss and net cash used in operations of $43,993 and $3,102 for the three months ended July 31, 2011, and of $15,317 and $15,067 for the three months ended July 31, 2010 and of $88,008 and $43,853 for the period from May 12, 2009 (Inception) to July 31, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three months ended July 31, 2011, compared to July 31, 2010, we had $0 in revenue. Operating expenses for the three months ended July 31, 2011 totaled $43,993 resulting in a loss of $43,993. Operating expenses of $43,993 for the three months ended July 31, 2011 consisted of $238 for general and administrative expenses and $43,755 for professional fees. Operating expenses for the three months ended July 31, 2010 totaled $15,317 resulting in a loss of $15,317. Operating expenses of $15,317for the three months ended July 31, 2010 consisted of $3,067 for general and administrative expenses and $12,250 for professional fees.

For the period from May 12, 2009 (inception), to July 31, 2010, we had $0 in revenue. Expenses for the period totaled $88,088 resulting in a net loss of $88,088.  Expenses for the period consisted of $77,540 in professional fees and $10,468 for General and Administrative expenses.

Capital Resources and Liquidity

As of July 31, 2011 we have $65 cash on hand.

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

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended July 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a – 14(a) or Rule 15(d) – 14(a)).

32.1*	Certification pursuant to to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2011 furnished in XBRL)

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: September 19, 2011	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer, Director