Form 10-Q
period 2011-10-31
Palmerston Stock Agency, Inc.
filed 2011-12-14
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
 Yes ☒ No ☐
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 14, 2011, there were 14,375,000 shares, par value $.0001 per share, of Common Stock issued and outstanding.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

October 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Removed and Reserved	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	10/31/2011	4/30/2011
CURRENT ASSETS	(unaudited)	(audited)

Cash	$2,573	$3,167

Total Current Assets	2,573	3,167

TOTAL ASSETS	$2,573	$3,167

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$37,894	$3,260

Total Current Liabilities	37,894	3,260

TOTAL LIABILITIES	37,894	3,260

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	55,661	42,485
Deficit accumulated during the development stage	(92,419)	(44,015)

Total Stockholders' Deficiency	(35,321)	(93)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,573	$3,167

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	Six months ended October 31, 2011	Six months ended October 31, 2010	Period from May 12, 2009 (Inception) to October 31, 2011
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	514	3,230	10,744

PROFESSIONAL FEES	47,890	12,500	81,675

TOTAL OPERATING EXPENSES	48,404	15,730	92,419

NET LOSS	$(48,404)	$(15,730)	$(92,419)

Loss per share, Basic and Diluted	$(0.003)	$(0.001)	$(0.007)

Weighted average number of common shares outstanding	14,375,000	14,077,438	13,041,150

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	Three months ended October 31, 2011	Three months ended October 31, 2010
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	277	163

PROFESSIONAL FEES	4,135	250

TOTAL OPERATING EXPENSES	4,412	413

NET LOSS	$(4,412)	$(413)

Loss per share, Basic and Diluted	$(0.000)	$(0.000)

Weighted average number of common shares outstanding	14,375,000	14,154,875

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through October 31, 2011

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY (DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution			13,176		13,176

Net Loss				(48,404)	(48,404)

Total, October 31, 2011 (unaudited)	14,375,000	$1,438	$55,661	$(92,419)	$(35,321)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Six months ended October 31, 2011	Six months ended October 31, 2010	Period from May 12, 2009 (Inception) to October 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,404)	$(15,730)	$(92,419)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	34,634	150	37,894

Total adjustments to net loss	34,634	150	37,898

Net cash used in operating activities	(13,770)	(15,580)	(54,521)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	13,176	-	13,176
Common Stock Proceeds	-	3,750	43,750

Net cash flows provided by financing activities	13,176	3,750	57,094

CASH RECONCILIATION

Net (decrease) increase in cash	(594)	(11,830)	2,573
Cash - beginning balance	3,167	29,356	-

CASH BALANCE - END OF PERIOD	$2,573	$17,526	$2,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$168	$168

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
October 31, 2011
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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding as of October 31, 2011.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $92,419, a net loss and net cash used in operations of $48,404 and $13,770 for the six months ended October 31, 2011, and of $15,730 and $15,580 for the six months ended October 31, 2010 and of $92,419 and $54,521 for the period from May 12, 2009 (Inception) to October 31, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from August 1, 2011 through October 31, 2011, the Company received advances from its founder of $13,176 in aggregate for working capital purposes, which were recorded as contribution of capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

●	Lease for warehouse space: $4,600 per month X 12 = $55,200
●	New 4hp 480volt wool press with built in scale: $7,000
●	Custom made wash bins and tables: $6,000
●	Deposit for lease for truck: $3,000
●	Lease of new five ton truck with flat deck with wool cage: $875.00 per month $10,500
●	Full-time licensed classer: $3,000 per month $36,000
●	One part-time laborer: $1,500 per month $18,000
●	Electric bill (estimated): $1,200 per month $14,400
●	Inventory and disability insurance (quoted): $4,000
●	Truck insurance (quoted): $1,700
●	Telephone expenses including long distance: $4,800

●	Fuel expenses: $9,200
●	Website creation and first year hosting: $5,500
●	Printing of business cards and brochures: $3,000
●	Bookkeeping/Accounting: $11,500
●	Attorney fees: $15,000
●	Electronic filing fees: $1,500
●	Travel expenses: $8,000
●	Print advertising: $4,000
●	Miscellaneous expenses: $2,000
●	Salary for Ian Raleigh, the company`s President , and Michael Raleigh, Secretary: $0

Total year one expenses: $850,300

Year Two Expenses and Forecast in US Dollars (Interest paid on funds not included)

The company would have no plans of paying a dividend in year two. All profits in year one will be rolled into expansion of inventory and sales in year two.

●	Lease for warehouse space: $4,600 per month X 12 = $55,200
●	Lease of new five ton truck with flat deck with steel cage: $875.00 per month $10,500
●	Full-time licensed classer: $3,000 per month $36,000
●	One part-time laborers: $1,500 per month $18,000
●	Electric bill (estimated): $1,200 per month $14,400
●	Inventory and disability insurance (quoted): $4,000
●	Truck insurance (quoted): $1,700
●	Telephone expenses including long distance: $4,800
●	Fuel expenses: $9,200
●	Website hosting (one year): $175
●	Printing of business cards and brochures: $2,000
●	Bookkeeping/Accounting: $11,500
●	Attorney fees: $5,000
●	Electronic filing fees: $1,500
●	Miscellaneous expenses: $2,000
●	Contingency fund: $2,000
●	Salary for Ian Raleigh, the company`s President , and Michael Raleigh, Secretary: $0

Total year two expenses: $926,765

Year Three Expenses and Forecast in US Dollars (Interest paid on funds not included)

The company would have no plans of paying a dividend in year three. All profits in year one will be rolled into expansion of inventory and sales in year three.

●	Lease for warehouse space: $4,600 per month X 12 = $55,200
●	Lease of new five ton truck with flat deck with steel cage: $875.00 per month $10,500
●	Full-time licensed classer: $3,000 per month $36,000
●	One part-time laborers: $1,500 per month: $18,000
●	Electric bill (estimated): $1,200 per month: $14,400
●	Inventory and disability insurance (quoted): $4,000
●	Truck insurance (quoted): $1,700
●	Telephone expenses including long distance: $4,800
●	Fuel expenses: $9,200
●	Website hosting (one year): $175
●	Printing of business cards and brochures: $2,000

●	Bookkeeping/Accounting: $11,500
●	Attorney fees: $5,000
●	Electronic filing fees: $1,500
●	Miscellaneous expenses: $2,000
●	Contingency fund: $2,000
●	Salary for Ian Raleigh, the company`s President and Michael Raleigh, Secretary: $0

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

There are many factors that could have a substantial impact on our estimates in our business plan and forecasts discussed above including but not limited to:

●	Our ability to raise capital;
●	The wholesale and retail price fluctuations of wool;
●	Expenses that we estimated incorrectly; and
●	Unforeseen expenses we failed to foresee

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

Results of Operations

For the six months ended October 31, 2011 and October 31, 2010, we had $0 in revenue. Operating expenses for the six months ended October 31, 2011 totaled $48,404 resulting in a loss of $48,404, as compared with operating expenses equal to $15,730 for the six month period ended October 31, 2010. Operating expenses of $48,404 for the six months ended October 31, 2011 consisted of $514 for general and administrative expenses and $47,890 for professional fees.

For the three months ended October 31, 2011 and October 31, 2010, we had $0 in revenue. Operating expenses for the three months ended October 31, 2011 totaled $4,412 resulting in a loss of $4,412, as compared with operating expenses equal to $413 for the three month period ended October 31, 2010. Operating expenses of $4,412 for the three months ended October 31, 2011 consisted of $277 for general and administrative expenses and $4,135 for professional fees.

For the period from May 12, 2009 (inception), to October 31, 2011, we had $0 in revenue. Expenses for the period totaled $92,419 resulting in a net loss of $92,419.  Expenses for the period consisted of $81,675 in professional fees and $10,744 for General and Administrative expenses.

Capital Resources and Liquidity

As of October 31, 2011 we have $2,573 cash on hand.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates

None.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: December 14, 2011	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer, Director