Form 10-Q
period 2012-01-31
Palmerston Stock Agency, Inc.
filed 2012-03-12
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
 _______________

011 64 6 376 2595
 (Issuer Telephone number)
_______________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company..  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 12, 2012, there were 14,375,000 shares, par value $.0001 per share, of Common Stock issued and outstanding.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Mine Safety Disclosures	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	1/31/2012	4/30/2011
CURRENT ASSETS	(unaudited)	(audited)

Cash	$613	$3,167

Total Current Assets	613	3,167

TOTAL ASSETS	$613	$3,167

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$39,119	$3,260

Total Current Liabilities	39,119	3,260

TOTAL LIABILITIES	39,119	3,260

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	57,646	42,485
Deficit accumulated during the development stage	(97,589)	(44,015)

Total Stockholders' Deficiency	(38,506)	(93)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$613	$3,167

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	Nine months	Nine months	May 12, 2009
	ended	ended	(Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	810	3,293	11,040

PROFESSIONAL FEES	52,764	17,516	86,549

TOTAL OPERATING EXPENSES	53,574	20,809	97,589

NET LOSS	$(53,574)	$(20,809)	$(97,589)

Loss per share, Basic and Diluted	$(0.004)	$(0.001)	$(0.007)

Weighted average number of common shares outstanding	14,375,000	14,176,625	13,164,750

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	January 31, 2012	January 31, 2011
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	295	63

PROFESSIONAL FEES	4,875	5,016

TOTAL OPERATING EXPENSES	5,170	5,079

NET LOSS	$(5,170)	$(5,079)

Loss per share, Basic and Diluted	$(0.000)	$(0.000)

Weighted average number of common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through January 31, 2012
				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS'
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution			15,161		15,161

Net Loss				(53,574)	(53,574)

Total, January 31, 2012 (unaudited)	14,375,000	$1,438	$57,646	$(97,589)	$(38,506)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	Nine months	Nine months	May 12, 2009
	ended	ended	(Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(53,574)	$(20,809)	$(97,589)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	35,859	(75)	39,119

Total adjustments to net loss	35,859	(75)	39,123

Net cash used in operating activities	(17,715)	(20,884)	(58,466)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	15,161	-	15,161
Common Stock Proceeds	-	3,750	43,750

Net cash flows provided by financing activities	15,161	3,750	59,079

CASH RECONCILIATION

Net (decrease) increase in cash	(2,554)	(17,134)	613
Cash - beginning balance	3,167	29,356	-

CASH BALANCE - END OF PERIOD	$613	$12,222	$613

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$168	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
January 31, 2012
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

There were no potentially dilutive shares outstanding as of January 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $97,589, a net loss and net cash used in operations of $53,574 and $17,715 for the nine months ended January 31, 2012, and of $20,809 and $20,884 for the nine months ended January 31, 2011 and of $97,589 and $58,466 for the period from May 12, 2009 (Inception) to January 31, 2012, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from May 12, 2009 (inception) through January 31, 2012, the Company received advances from its founder of $15,161 in aggregate for working capital purposes, which were recorded as contribution of capital.

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

Results of Operations

For the nine months ended January 31, 2012 and January 31, 2011, we had $0 in revenue. Operating expenses for the nine months ended January 31, 2012 totaled $53,574 resulting in a loss of $53,574, as compared with operating expenses equal to $20,809 for the nine month period ended January 31, 2011. Operating expenses of $53,574 for the nine months ended January 31, 2012 consisted of $810 for general and administrative expenses and $52,764 for professional fees.

For the three months ended January 31, 2012 and January 31, 2011, we had $0 in revenue. Operating expenses for the three months ended January 31, 2012 totaled $5,170 resulting in a loss of $5,170, as compared with operating expenses equal to $5,079 for the three month period ended January 31, 2011. Operating expenses of $5,170 for the three months ended January 31, 2012 consisted of $295 for general and administrative expenses and $4,875 for professional fees.

For the period from May 12, 2009 (inception), to January 31, 2012, we had $0 in revenue. Expenses for the period totaled $97,589 resulting in a net loss of $97,589.  Expenses for the period consisted of $86,549 in professional fees and $11,040 for General and Administrative expenses.

Capital Resources and Liquidity

As of January 31, 2012 we have $613 cash on hand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2012 furnished in XBRL).

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: March 12, 2012	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer, Director