Form 10-K
period 2012-04-30
Palmerston Stock Agency, Inc.
filed 2012-07-20
CIK 1490490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54379

PALMERSTON STOCK AGENCY, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

17 Huiaiti Road
Pongoroa, New Zealand 4991
(Address of principal executive offices and Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates.  None.

As of July 16, 2012, 14,375,000 shares of common stock of the registrant was issued and outstanding.

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

Recent Development

Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may cease our operations and pursue a potential reverse acquisition candidate.

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

Government Regulation

We do not expect any governmental regulations to have an impact on our planned business operations. Existing laws with which we must comply cover issues that include:

●	Corporate Taxes
●	Collection and payment of the Goods and services tax of 12.5%
●	Payroll Taxes
●	Business Licence

●	Registered Licensed Classer (Must re-register annually)

New laws may impact our ability to market our products in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

Employees

As of July 2012, we have no full time employees.  Our President, Chief Financial Officer, Treasurer Ian Raleigh and our Secretary Michael Raleigh each spend approximately 30 hours per week on the Company’s matters.  We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ more qualified employees in the near future.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Holders

As of July 9, 2012, there were 15 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Total year one expenses: $850,000

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

Recent Development

Due to our inability to obtain adequate financing and therefore our inability to successfully implement our business plan, it is possible that we may need to cease operations and pursue a potential reverse acquisition candidate.

Results of Operations

For the years ended April 30, 2012 and April 30, 2011, we had no revenues. Operating expenses for the year ended April 30, 2012 totaled $57,899, resulting in a loss of $57,899. Operating expenses of $57,899 for the year ended April 30, 2012 consisted of $1,059 for general and administrative expenses and $56,840 for professional fees. Operating expenses for the year ended April 30, 2011 totaled $32,849, resulting in a loss of $32,849. Operating expenses of $32,849 for the year ended April 30, 2011 consisted of $4,455 for general and administrative expenses and $28,394 for professional fees.

For the period from May 12, 2009 (inception), to April 30, 2012, we had no revenues. Expenses for the period totaled $101,914, resulting in a net loss of $101,914.  Expenses for the period consisted of $90,625 in professional fees and $11,289 for General and Administrative expenses.

Capital Resources and Liquidity

As of April 30, 2012 we have $273 cash on hand.

Ian Raleigh and Michael Raleigh are the only employees initially as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business. Finally, it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

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

Off-Balance Sheet Arrangements

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

We have audited the accompanying balance sheets of Palmerston Stock Agency, Inc. (a development stage company) (the "Company") as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years then ended and the period from May 12, 2009 (inception) to April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then and for the period from May 12, 2009 (inception) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP
Melville, New York
July 20, 2012

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	4/30/2012	4/30/2011
CURRENT ASSETS
Cash	$273	$3,167
Total Current Assets	273	3,167
TOTAL ASSETS	$273	$3,167
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accrued Expenses	$42,119	$3,260
Total Current Liabilities	42,119	3,260
TOTAL LIABILITIES	42,119	3,260
STOCKHOLDERS' DEFICIENCY
Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	58,631	42,485
Deficit accumulated during the development stage	(101,914)	(44,015)

Total Stockholders' Deficiency	(41,846)	(93)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$273	$3,167

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	For the year	For the year	May 12, 2009
	ended	ended	(Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	1,059	4,455	11,289

PROFESSIONAL FEES	56,840	28,394	90,625

TOTAL OPERATING EXPENSES	57,899	32,849	101,914

NET LOSS	$(57,899)	$(32,849)	$(101,914)

Loss per share, Basic and Diluted	$(0.004)	$(0.002)	$(0.008)

Weighted average number of common shares outstanding	14,375,000	14,225,000	13,265,188

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through April 30, 2012

			ADDITIONAL		TOTAL
		COMMON	PAID-IN	ACCUMULATED	EQUITY
	SHARES	STOCK	CAPITAL	DEFICIT	(DEFICIENCY)
Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution			16,146		16,146

Net Loss				(57,899)	(57,899)

Total, April 30, 2012	14,375,000	$1,438	$58,631	$(101,914)	$(41,846)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	For the year	For the year	May 12, 2009
	ended	ended	(Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(57,899)	$(32,849)	$(101,914)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	38,859	2,910	42,119

Total adjustments to net loss	38,859	2,910	42,123

Net cash used in operating activities	(19,040)	(29,939)	(59,791)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	16,146	-	16,146
Common Stock Proceeds	-	3,750	43,750

Net cash flows provided by financing activities	16,146	3,750	60,064

CASH RECONCILIATION

Net (decrease) increase in cash	(2,894)	(26,189)	273
Cash - beginning balance	3,167	29,356	-

CASH BALANCE - END OF YEAR	$273	$3,167	$273

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$168	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
April 30, 2012
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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission.

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

There were no potentially dilutive shares outstanding as of April 30, 2012.

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

The Company is subject to the United States federal and state income tax examinations by tax authorities for the 2011 and 2010 tax years.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued for possible disclosure and recognition in the financial statements. No events or transactions were identified during the period that require disclosure and recognition.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $101,914, a net loss and net cash used in operations of $57,899 and $19,040 for the year ended April 30, 2012, and of $32,849 and $29,939 for the year ended April 30, 2011 and of $101,914 and $59,791 for the period from May 12, 2009 (Inception) to April 30, 2012, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from May 12, 2009 (inception) through April 30, 2012, the Company received advances from its founder of $16,146 in aggregate for working capital purposes, which were recorded as contribution of capital.

NOTE 5 – INCOME TAXES

Deferred tax assets

At April 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $101,914 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $34,651 and $14,965 as of April 30, 2012 and 2011, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $34,651 and $14,965 as of April 30, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	April 30, 2012	April 30, 2011

Deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$34,651	$14,965
Full valuation allowance	(34,651)	(14,965)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended April 30, 2012	Year Ended April 30, 2011

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2012 due to the material weaknesses indentified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, Mr. Ian Raleigh concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of April 30, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (the fourth quarter of the fiscal year ended April 30, 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officer and director as of July 16, 2012. Our executive officer and director is elected annually by our Board of Directors. Our executive officer hold their offices until they resign, are removed by the Board, or his or her successor is elected and qualified.

Name	Age	Position
Ian Raleigh	75	President, Chief Financial Officer, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ian Raleigh, President, Chief Financial Officer, Treasurer, and Director, age 75

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

Employment Agreements

We currently do not have an employment agreement with Mr. Ian Raleigh and Mr. Michael Raleigh.

Family Relationships

Because Mr. Raleigh serves as our sole executive officer and director, there are no family relationships between our director and executive officer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based our  review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended April 30, 2012.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ian Raleigh, President,	2011	$0	0	0	0	0	0	$0	$0
Chief Financial Officer, Treasurer	2012	$0	0	0	0	0	0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards at April 30, 2012.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of July 16, 2012. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of July 16, 2012, 14,375,000 shares of our common stock were issued and outstanding.

Name	Number of Shares Beneficially Owned	Percent of Class
Director and Officer
Ian Raleigh, President and Chief Financial Officer 17 Huiaiti Road Pongoroa, New Zealand 4991	6,000,000	41.7%

5% Security Holders

Ian Raleigh 17 Huiaiti Road Pongoroa, New Zealand 4991	6,000,000	41.7%

Michael Raleigh 17 Huiaiti Road Pongoroa, New Zealand 4991	4,000,000	27.8%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than compensation described under “Executive Compensation”,  there is no transaction since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest .

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2012 and 2011, we were billed approximately $9,500 and $9,100 for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended April 30, 2012 and 2011.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2012 and 2011, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

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

Exhibit Number	Description
3.1	Articles of Incorporation*

3.2	By-Laws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File (to the Form 10-K for the fiscal year ended April 30, 2012 furnished in XBRL).

 * Incorporated by reference to the registration statement on Form S-1 filed with Securities and Exchange Commission on November 12, 2010.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 20, 2012	PALMERSTON STOCK AGENCY, INC.

	By:	/s/ Ian Raleigh
Ian Raleigh
President, Chief Financial Officer, ( Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ian Raleigh	President and Chief Financial Officer ( Principal Financial Officer and Chief Accounting Officer)	July 20, 2012
Ian Raleigh	Director