Form 10-Q
period 2012-07-31
Palmerston Stock Agency, Inc.
filed 2012-09-14
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-170566

PALMERSTON STOCK AGENCY, INC.
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

17 Huiaiti Road
Pongoroa, New Zealand 4991

 (Address of principal executive offices and Zip code)
 _______________

011 64 6 376 2595
 (Registrant’s telephone number, including area code)
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 12, 2012, there were 14,375,000 shares, par value $.0001 per share, of Common Stock issued and outstanding.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

July 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Mine Safety Disclosures	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURE

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this quarterly report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the quarterly report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this quarterly report on Form 10-Q.

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

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS

	7/31/2012	4/30/2012
CURRENT ASSETS	(unaudited)	(audited)

Cash	$1,124	$273

Total Current Assets	1,124	273

TOTAL ASSETS	$1,124	$273

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$48,073	$42,119

Total Current Liabilities	48,073	42,119

TOTAL LIABILITIES	48,073	42,119

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	62,601	58,631
Deficit accumulated during the development stage	(110,987)	(101,914)

Total Stockholders' Deficiency	(46,949)	(41,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,124	$273

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	For the three	For the three	May 12, 2009
	months ended	months ended	(Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	798	238	12,087

PROFESSIONAL FEES	8,275	43,755	98,900

TOTAL OPERATING EXPENSES	9,073	43,993	110,987

NET LOSS	(9,073)	(43,993)	(110,987)

Loss per share, Basic and Diluted	$(0.001)	$(0.003)	$(0.008)

Weighted average number of common shares outstanding	14,375,000	14,375,000	13,351,888

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through July 31, 2012

			ADDITIONAL		TOTAL
		COMMON	PAID-IN	ACCUMULATED	EQUITY
	SHARES	STOCK	CAPITAL	DEFICIT	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution			16,146		16,146

Net Loss				(57,899)	(57,899)

Total, April 30, 2012	14,375,000	1,438	58,631	(101,914)	(41,846)

Capital Contribution			3,970		3,970

Net Loss				(9,073)	(9,073)

Total, July 31, 2012 (unaudited)	14,375,000	$1,438	$62,601	$(110,987)	$(46,949)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	For the three	For the three	May 12, 2009
	months ended	months ended	(Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,073)	$(43,993)	$(110,987)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	5,954	40,891	48,073

Total adjustments to net loss	5,954	40,891	48,077

Net cash used in operating activities	(3,119)	(3,102)	(62,910)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	3,970	-	20,116
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	3,970	-	64,034

CASH RECONCILIATION

Net increase (decrease) in cash	851	(3,102)	1,124
Cash - beginning balance	273	3,167	-

CASH BALANCE - END OF PERIOD	$1,124	$65	$1,124

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$168	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
July 31, 2012
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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 20, 2012.

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

There were no potentially dilutive shares outstanding as of July 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $110,987, a net loss and net cash used in operations of $9,073 and $3,119 for the three months ended July 31, 2012, and of $43,993 and $3,102 for the three months ended July 31, 2011 and of $110,987 and $62,910 for the period from May 12, 2009 (Inception) to July 31, 2012, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from May 12, 2009 (inception) through July 31, 2012, the Company received advances from its founder of $20,116 in aggregate for working capital purposes, which were recorded as contribution of capital.

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

Results of Operations

For the three months ended July 31, 2012 and July 31, 2011, we had $0 in revenue. Operating expenses for the three months ended July 31, 2012 totaled $9,073 resulting in a loss of $9,073, as compared with operating expenses equal to $43,993 for the three month period ended July 31, 2011. Our operating expenses for the three months ended July 31, 2012, consisted of (i) $798 in general and administrative expenses, increased by $560, from $238 for the three months ended July 31, 2011; (ii) $8,275 in professional fees, decreased by $35,480, from $43,755 for the three months ended July 31, 2011. The difference in professional fees between the three months ended July 31, 2012 and 2011 was primarily the cost incurred in 2011 of initially preparing and qualifying us as a reporting company.

Capital Resources and Liquidity

As of July 31, 2012 we have $1,124 cash on hand.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company's financial position or results of operations.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2012 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
 *Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: September 14, 2012	By:	/s/ Ian Raleigh
Ian Raleigh
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)