Form 10-Q
period 2012-10-31
Palmerston Stock Agency, Inc.
filed 2012-12-19
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 7, 2012, there were 14,375,000 shares, par value $.0001 per share, of Common Stock issued and outstanding.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

October 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

SIGNATURE		9

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

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	10/31/2012	4/30/2012
CURRENT ASSETS	(unaudited)	(audited)

Cash	$2,272	$273
Total Current Assets	2,272	273
TOTAL ASSETS	$2,272	$273

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$44,619	$42,119
Total Current Liabilities	44,619	42,119
TOTAL LIABILITIES	44,619	42,119

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	72,051	58,631
Deficit accumulated during the development stage	(115,835)	(101,914)

Total Stockholders' Deficiency	(42,347)	(41,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,272	$273

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	For the six	For the six	May 12, 2009
	months ended	months ended	(Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-
COST OF SERVICES	-	-	-
GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	1,121	514	12,410
PROFESSIONAL FEES	12,800	47,890	103,425

TOTAL OPERATING EXPENSES	13,921	48,404	115,835

NET LOSS	(13,921)	(48,404)	(115,835)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	14,375,000	14,375,000	13,426,238

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	October 31, 2012	October 31, 2011
	(unaudited)	(unaudited)

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	324	277
PROFESSIONAL FEES	4,525	4,135

TOTAL OPERATING EXPENSES	4,849	4,412

NET LOSS	(4,849)	(4,412)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through October 31, 2012

			ADDITIONAL		TOTAL
		COMMON	PAID-IN	ACCUMULATED	EQUITY
	SHARES	STOCK	CAPITAL	DEFICIT	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution			16,146		16,146

Net Loss				(57,899)	(57,899)

Total, April 30, 2012	14,375,000	1,438	58,631	(101,914)	(41,846)

Capital Contribution			13,420		13,420

Net Loss				(13,921)	(13,921)

Total, October 31, 2012 (unaudited)	14,375,000	$1,438	$72,051	$(115,835)	$(42,347)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	For the six	For the six	May 12, 2009
	months ended	months ended	(Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,921)	$(48,404)	$(115,835)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	2,500	34,634	44,619

Total adjustments to net loss	2,500	34,634	44,623

Net cash used in operating activities	(11,421)	(13,770)	(71,212)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	13,420	13,176	29,566
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	13,420	13,176	73,484

CASH RECONCILIATION

Net increase (decrease) in cash	1,999	(594)	2,272
Cash - beginning balance	273	3,167	-

CASH BALANCE - END OF PERIOD	$2,272	$2,573	$2,272

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$-	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
October 31, 2012
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

There were no potentially dilutive shares outstanding as of October 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $115,835, a net loss and net cash used in operations of $13,921 and $11,421 for the six months ended October 31, 2012, and of $48,404 and $13,770 for the six months ended October 31, 2011 and of $115,835 and $71,212 for the period from May 12, 2009 (Inception) to October 31, 2012, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from May 12, 2009 (inception) through October 31, 2012, the Company received advances from its founder of $29,734 in aggregate for working capital purposes, which were recorded as contribution of capital.

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

Results of Operations

For the six months ended October 31, 2012 and 2011

We have not generated any revenue since inception. Operating expenses for the six months ended October 31, 2012 totaled $13,921 resulting in a loss of $13,921, as compared with operating expenses of $48,404 for the six month period ended October 31, 2011. Our operating expenses for the six months ended October 31, 2012, consisted of (i) $1,121 in general and administrative expenses, increased by $606, from $514 for the six months ended October 31, 2011; (ii) $12,800 in professional fees, decreased by $35,090, from $47,890 for the six months ended October 31, 2011. The difference in professional fees between the six months ended October 31, 2012 and 2011 was primarily the cost incurred in 2011 of initially preparing and qualifying us as a reporting company.

Capital Resources and Liquidity

As of October 31, 2012 we have $2,272 cash on hand.

Ian Raleigh and Michael Raleigh are the only employees initially as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business. Finally, it should be noted that assets will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2012 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMERSTON STOCK AGENCY, INC.

Date: December 19, 2012	By:	/s/ Ian Raleigh
Ian Raleigh
President and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)