Form 10-Q
period 2013-01-31
Palmerston Stock Agency, Inc.
filed 2013-03-19
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 12, 2013, there were 14,375,000 shares of common stock, par value $.0001 per share, issued and outstanding.

PALMERSTON STOCK AGENCY, INC.

FORM 10-Q

January 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

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

 CERTAIN TERMS USED IN THIS REPORT

Unless the context otherwise indicates, references in this report to the terms “Palmerston,” “we,” “us,” “our,” and the “Company” refer to Palmerston Stock Agency, Inc..

PART I-- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
BALANCE SHEETS

ASSETS
	1/31/2013	4/30/2012
CURRENT ASSETS	(unaudited)	(audited)

Cash	$2,248	$273

Total Current Assets	2,248	273

TOTAL ASSETS	$2,248	$273

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$47,419	$42,119

Total Current Liabilities	47,419	42,119

TOTAL LIABILITIES	47,419	42,119

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 14,375,000 and 14,375,000, respectively	1,438	1,438

Additional Paid-In Capital	72,051	58,631
Deficit accumulated during the development stage	(118,659)	(101,914)

Total Stockholders' Deficiency	(45,171)	(41,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,248	$273

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	For the nine	For the nine	May 12, 2009
	months ended	months ended	(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	1,170	810	12,459

PROFESSIONAL FEES	15,575	52,764	106,200

TOTAL OPERATING EXPENSES	16,745	53,574	118,659

NET LOSS	$(16,745)	$(53,574)	$(118,659)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	14,375,000	14,375,000	13,490,213

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	January 31, 2013	January 31, 2012
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	49	295

PROFESSIONAL FEES	2,775	4,875

TOTAL OPERATING EXPENSES	2,824	5,170

NET LOSS	(2,824)	(5,170)

Loss per share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	14,375,000	14,375,000

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through January 31, 2013

				DEFICIT ACCUMULATED DURING	TOTAL
			ADDITIONAL	THE	STOCKHOLDERS
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
par value	10,000,000	$1,000	$(1,000)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.01 per
share	4,000,000	400	39,600	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	14,000,000	1,400	38,604	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $0.01
per share	375,000	38	3,713	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	14,375,000	1,438	42,485	(44,015)	(93)

Capital Contribution	-	-	16,146		16,146

Net Loss	-	-	-	(57,899)	(57,899)

Total, April 30, 2012	14,375,000	1,438	58,631	(101,914)	(41,846)

Capital Contribution	-	-	13,420		13,420

Net Loss	-	-	-	(16,745)	(16,745)

Total, January 31, 2013 (unaudited)	14,375,000	$1,438	$72,051	$(118,659)	$(45,171)

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	For the nine	For the nine	May 12, 2009
	months ended	months ended	(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,745)	$(53,574)	$(118,659)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	5,300	35,859	47,419

Total adjustments to net loss	5,300	35,859	47,423

Net cash used in operating activities	(11,445)	(17,715)	(71,236)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	13,420	15,161	29,566
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	13,420	15,161	73,484

CASH RECONCILIATION

Net increase (decrease) in cash	1,975	(2,554)	2,248
Cash - beginning balance	273	3,167	-

CASH BALANCE - END OF PERIOD	$2,248	$613	$2,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$-	$168

The accompanying notes are an integral part of these financial statements.

PALMERSTON STOCK AGENCY, INC.
(A Development Stage Company)
January 31, 2013
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

There were no potentially dilutive shares outstanding as of January 31, 2013.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $118,659, a net loss and net cash used in operations of $16,745 and $11,445 for the nine months ended January 31, 2013, and of $53,574 and $17,715 for the nine months ended January 31, 2012 and of $118,659 and $71,236 for the period from May 12, 2009 (Inception) to January 31, 2013, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

For the period from May 12, 2009 (inception) through January 31, 2013, the Company received advances from its founder of $29,734 in aggregate for working capital purposes, which were recorded as contribution of capital.

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

Plan of Operations

Palmerston was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade. Our founder and President, Ian Raleigh has years of experience in the wool trade. He was raised on his parent’s sheep farming community in New Zealand and owns his own sheep which he has farmed and bred for the wool industry.

We intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell directly to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to in marketing our product to the local textile manufacturing industry.

We have not commenced our business operations or taken any significant steps to implement our business plan. The following sets forth our projections if we begin our business operation. There is no guarantee that we will achieve our revenue projections discussed below.

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

Year Four Expenses and Forecast

We cannot predict our year four of business operations as among other things the fluctuation of the currencies and the selling price of wool will determine the results of year four. If we are successful in reaching its forecasted sales numbers in year three, we may be in a position to borrow from banks or raising capital through the equity markets, to fund expansion. The Company may consider issuing a dividend to shareholders in year four if possible.

There are many factors that could have a substantial impact on our estimates in our business plan and forecasts discussed above, including but not limited to:

●	Our ability to raise capital;
●	The wholesale and retail price fluctuations of wool;
●	Expenses that we estimated incorrectly; and
●	Unforeseen expenses we failed to foresee

The aforementioned factors could cause the numbers set forth in this section to change significantly.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the Company’s ability to further implement our business plan and generate sufficient revenues.

Results of Operations

For the nine months ended January 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the nine months ended January 31, 2013 totaled $16,745 resulting in a loss of $16,745, as compared with operating expenses of $53,574 for the nine month period ended January 31, 2012. Our operating expenses for the nine months ended January 31, 2013, consisted of (i) $1,170 in general and administrative expenses, increased by $360, from $810 for the nine months ended January 31, 2012; (ii) $15,575 in professional fees, decreased by $37,189, from $52,764 for the nine months ended January 31, 2012. The difference in professional fees between the nine months ended January 31, 2013 and 2012 was primarily the cost incurred in 2012 of initially preparing and qualifying us as a reporting company.

Capital Resources and Liquidity

As of January 31, 2013 we have $2,248 cash on hand.

Ian Raleigh is the only employee as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business. Our assets will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

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

We anticipate that depending on market conditions and our plan of operations, we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements. We expect all of the requirements to significantly increase our legal and financial compliance costs and make some corporate activities more time consuming and costly.

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

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officer of our company or any of our subsidiaries, threatened against or affecting the Company, any of our officer or director in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PALMERSTON STOCK AGENCY, INC.

Date: March 18, 2013	By:	/s/ Ian Raleigh
Ian Raleigh
President and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)