Form 10-K
period 2013-04-30
Magnolia Lane Income Fund
filed 2013-08-13
CIK 1490490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54379

MAGNOLIA LANE INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

7 Grove Street
Topsfield, MA 01983

(Address of principal executive offices and Zip Code)

(978) 887-5981

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

As of August 13, 2013, 1,796,875 shares of common stock of the registrant was issued and outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Magnolia Lane Income Fund (formerly, Palmerston Stock Agency, Inc.).  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1. Business.

Overview

Magnolia Lane Income Fund (formerly, Palmerston Stock Agency, Inc.) was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade. Our founder and President, Ian Raleigh had numerous years of experience in the wool trade. He was raised on his parent’s sheep farming community in New Zealand and owned his own sheep which he has farmed and bred for the wool industry.

We intended to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intended to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipated consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

On May 13, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ian Raleigh and Michael Raleigh (the “Sellers”) and Magnolia Lane Financial, Inc. (the “Purchaser”), whereby the Purchaser purchased from the Sellers, 10,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 69.57% of the issued and outstanding shares of the Company. As a result, the Purchaser became the majority shareholder of the Company.

In connection with the Stock Purchase Agreement, we have ceased pursuing our prior business plan and have begun focusing on our new business with is to manage and invest in real property.  Our current Chief Executive Officer and sole director, Brian Woodland, has numerous years in the real estate acquisition, syndication and asset management business. We intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders.  In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 8 to 1 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3.

On August 12, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Name Change and Stock Split.  FINRA also confirmed that the new stock symbol is MIFC.

Our Operating Strategy

Palmerston Stock Agency, Inc. did intend to purchase grease wool from farmers in the Manawatu-Wanganui region on the North Island and surrounding areas in New Zealand and process it for sale throughout the year. At this time, we have taken no steps to implement our business plan and as such, the goals set forth in this section are merely aspirational and there is no guarantee we will be able to implement our plan.  In addition, we have no customers, no contractual relationships with suppliers, no employees, and we need $850,000 before we can commence our business operations.

On May 13, 2013, upon the change of control, we ceased this business operation and changed our business to a business plan that is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders.  In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

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

Employees

As of August 2013, we have no full time employees.  Our President, Chief Executive Officer, Brian Woodland  spends approximately 30 hours per week on the Company’s matters.  We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ more qualified employees in the near future.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

Our principal office is located at 7 Grove Street, Topsfield, MA 01983. Our primary telephone number is (978) 887-5981

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

Holders

As of August 13, 2013, there were 15 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Plan of Operations

Magnolia Lane Income Fund (formerly, Palmerston Stock Agency, Inc.) was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade. Our founder and President, Ian Raleigh has numerous years of experience in the wool trade. He was raised on his parent’s sheep farming community in New Zealand and owns his own sheep which he has farmed and bred for the wool industry.

We intended to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intended to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipated consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

We have not commenced business operations. On May 13, 2013, upon the change of control, we ceased this business operation and changed our business to a business plan that is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders.  In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013 we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 8 to 1 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3.

On August 12, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Name Change and Stock Split.  FINRA also confirmed that the new stock symbol is MIFC.

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

Results of Operations

For the years ended April 30, 2013 and April 30, 2012, we had no revenues. Operating expenses for the year ended April 30, 2013 totaled $19,538, resulting in a loss of $19,538. Operating expenses of $19,538 for the year ended April 30, 2013 consisted of $1,188 for general and administrative expenses and $18,350 for professional fees. Operating expenses for the year ended April 30, 2012 totaled $57,899, resulting in a loss of $57,889. Operating expenses of $57,889 for the year ended April 30, 2012 consisted of $1,059 for general and administrative expenses and $56,840 for professional fees.

For the period from May 12, 2009 (inception), to April 30, 2013, we had no revenues. Expenses for the period totaled $121,452, resulting in a net loss of $121,452.  Expenses for the period consisted of $108,975 in professional fees and $12,477 for General and Administrative expenses.

Capital Resources and Liquidity

As of April 30, 2013 we have $2,230 cash on hand.

Brian Woodland is the only employee initially as the company seeks contracts. Additionally there will be little if any capital expenditures due to the nature of the business. Finally, it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

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

MAGNOLIA LANE INCOME FUND

April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Magnolia Lane Income Fund

We have audited the accompanying balance sheets of Magnolia Lane Income Fund (a development stage company) (the "Company") as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years then ended and the period from May 12, 2009 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then and for the period from May 12, 2009 (inception) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly Virchow Krause LLP

Baker Tilly Virchow Krause LLP
New York, New York
August 13, 2013

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
BALANCE SHEETS

	4/30/2013	4/30/2012
ASSETS
CURRENT ASSETS

Cash	$2,230	$273

Total Current Assets	2,230	273

TOTAL ASSETS	$2,230	$273

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$49,644	$42,119

Total Current Liabilities	49,644	42,119

TOTAL LIABILITIES	49,644	42,119

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 1,796,875 and 1,796,875, respectively	180	180

Additional Paid-In Capital	73,858	59,888
Deficit Accumulated During the Development Stage	(121,452)	(101,914)

Total Stockholders' Deficiency	(47,414)	(41,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,230	$273

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF OPERATIONS

			Period from
	For the year	For the year	May 12, 2009
	ended	ended	(Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	1,188	1,059	12,477

PROFESSIONAL FEES	18,350	56,840	108,975

TOTAL OPERATING EXPENSES	19,538	57,899	121,452

NET LOSS	$(19,538)	$(57,899)	$(121,452)

Loss per share, Basic and Diluted	$(0.01)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	1,796,875	1,796,875	1,693,081

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through April 30, 2013
				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at $0.0008 per share	1,250,000	$125	$(125)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.08 per share	500,000	50	39,950	-	40,000

In-Kind Contribution			4	-	4

Net Loss				(11,166)	(11,166)

Total, April 30, 2010	1,750,000	175	39,829	(11,166)	28,838

Loan converted to capital			168	-	168

Stock issued for cash on
September 23, 2010 at $ 0.08 per share	46,875	5	3,745	-	3,750

Net Loss				(32,849)	(32,849)

Total, April 30, 2011	1,796,875	180	43,742	(44,015)	(93)

Capital Contribution			16,146		16,146

Net Loss				(57,899)	(57,899)

Total, April 30, 2012	1,796,875	180	59,888	(101,914)	(41,846)

Capital Contribution			13,970		13,970

Net Loss				(19,538)	(19,538)

Total, April 30, 2013	1,796,875	$180	$73,858	$(121,452)	$(47,414)

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND (fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF CASH FLOWS

			Period from
	For the year	For the year	May 12, 2009
	ended	ended	(Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,538)	$(57,899)	$(121,452)

Interest as In-Kind Contribution	-	-	4
Increase in Accrued Expenses	7,525	38,859	49,644

Total adjustments to net loss	7,525	38,859	49,648
Net cash used in operating activities	(12,013)	(19,040)	(71,804)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	13,970	16,146	30,116
Common Stock Proceeds	-	-	43,750

Net cash provided by financing activities	13,970	16,146	74,034

CASH RECONCILIATION

Net increase (decrease) in cash	1,957	(2,894)	2,230
Cash - beginning of period	273	3,167	-

CASH - END OF PERIOD	$2,230	$273	$2,230

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$-	$168

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka Palmerston Stock Agency, Inc.)
(A Development Stage Company)
April 30, 2013
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Magnolia Lane Income Fund (fka Palmerston Stock Agency, Inc.)  (the “Company,” ”We,” “Ours,” “Us”), a development stage company, was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was formed to commence business as a stock agent in the wool trade. We have developed contacts in the industry through our experience and background in the wool trade.  Through these contacts we intend to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as we grow our business operations. We intend to oversee the purchase of the wool, process the wool and separate it for sale at auction or sell direct to the textile manufacturing industry.  We anticipate consulting with representatives in Asia and Europe to assist marketing our product to the textile manufacturing industry.

Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

On May 13, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ian Raleigh and Michael Raleigh (the “Sellers”) and Magnolia Lane Financial, Inc. (the “Purchaser”), whereby the Purchaser purchased from the Sellers, 10,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 69.57% of the issued and outstanding shares of the Company. As a result, the Purchaser became the majority shareholder of the Company. On August 1, 2013, pursuant to the Stock Purchase Agreement, we changed our name to Magnolia Lane Income Fund and effectuated a 8 to 1 reverse stock split. Accordingly, all share and per share amounts have been recast to give effect to the reverse split.

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

There were no potentially dilutive shares outstanding for any of the periods presented.

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

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2012, 2011, and 2010 tax years.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued for possible disclosure and recognition in the financial statements. All Subsequent Events are disclosed in Note 6, hereto.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $121,452, a net loss and net cash used in operations of $19,538 and $12,013 for year ended April 30, 2013, and of $57,899 and $19,040 for the year ended April 30, 2012 and of $121,452 and $71,804 for the period from May 12, 2009 (Inception) to April 30, 2013, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001, of which 1,250,000 have been issued for the amount of $1,000 on May 12, 2009 to the Company’s officers as founders’ shares.

On January 21, 2010, the Company issued 500,000 shares of common stock for cash in the amount of $40,000, or $0.08 per share.

On September 23, 2010, the Company issued 46,875 shares of common stock for cash in the amount of $3,750, or $0.08 per share.

Capital Contribution

For the period from May 12, 2009 (inception) through April 30, 2013, the Company received advances from its founder of $30,116 in aggregate for working capital purposes, which were recorded as contribution of capital.

NOTE 5 – INCOME TAXES

Deferred tax assets

At April 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $121,452 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $41,294 and $34,651 as of April 30, 2013 and 2012, respectively, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $41,294 and $34,651 as of April 30, 2013 and 2012, respectively. However, as a result of the Change of Control transaction that occurred in May 2013, the NOLs may be limited and the Company is currently evaluating that impact.

Components of deferred tax assets are as follows:

	April 30, 2013	April 30, 2012

Deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$41,294	$34,651
Full valuation allowance	(41,294)	(34,651)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended April 30, 2013	Year Ended April 30, 2012

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – SUBSEQUENT EVENTS

-
On May 13, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ian Raleigh and Michael Raleigh (the “Sellers”) and Magnolia Lane Financial, Inc. (the “Purchaser”), whereby the Purchaser purchased from the Sellers, 10,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 69.57% of the issued and outstanding shares of the Company. As a result, the Purchaser became the majority shareholder of the Company.

-	On July 22, 2013, the Company had changed its name to Magnolia Lane Income Fund to be effective on August 1, 2013.

-
On July 22, 2013, the Company had effectuated a 1-for-8 reverse stock split of our common stock and a corresponding amendment to our articles of incorporation, but it was effective on August 1, 2013.  The effect of the reverse split is to decrease the number of our shares of common stock issued and outstanding from 14,375,000 to 1,796,875.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2013 due to the material weaknesses indentified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of April 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (the fourth quarter of the fiscal year ended April 30, 2013) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officer and director as of May 13, 2013. Our executive officer and director is elected annually by our Board of Directors. Our executive officer hold their offices until they resign, are removed by the Board, or his or her successor is elected and qualified.

Name	Age	Position
Brian Woodland	42	President, Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Brian Woodland, age 42, Brian has 20 years of investment management experience. He has specialized in managing portfolios for individuals and small institutions during his career. He has also worked closely with trading desks, research analysts, and buy-side portfolio managers at different firms during his career. Brian began his career with Winthrop Securities in 1992. In 1993 joined Olde Financial and became an assistant Branch Manager. Brian joined Cowen & Company in 1996, as a Vice President in the Private Client Group, working with small institutions and private clients. Cowen was widely recognized for its research excellence, specifically in the areas of Technology and Healthcare.

Brian joined Salomon Smith Barney as a Senior Vice President of Investments in Boston, MA in 2000. Mr. Woodland managed portfolios for individuals, small institutions, and advised small institutional clients of the firm. Brian was certified as a Financial Planning Specialist for the firm in 2003. Brian left Smith Barney to start Woodland Asset Management in 2006, where he managed portfolios for private clients and small institutions. In 2008, Brian founded and became President of Phalanx Trading, LLC. In 2009. Brian also founded Phalanx Wealth Management in 2009.

Brian holds the Series 7, 8, 22, 24, 63, and 65 individual securities industry qualifying examinations..

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We currently do not have an employment agreement with Mr. Brian Woodland.

Family Relationships

Because Mr. Woodland serves as our sole executive officer and director, there are no family relationships between our director and executive officer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based our  review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended April 30, 2013.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Brian Woodland, President,	2012	$0	0	0	0	0	0	$0	$0
Chief Executive Officer	2013	$0	0	0	0	0	0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards at April 30, 2013.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of August 13, 2013. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of August 13, 2013, 1,796,875 shares of our common stock were issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Class
Director and Officer
Brian Woodland, President and Chief Executive Officer 7 Grove Street Topsfield, MA 01983	1,250,000	(1)	69.57%

(1) Owned indirectly through Magnolia Lane Financial, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than compensation described under “Executive Compensation”,  there is no transaction since the beginning of the fiscal year of 2012, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest .

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2013 and 2012, we were billed approximately $9,500 and $9,500 by Holtz Rubenstein Reminick, LLP for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended April 30, 2013 and 2012.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2013 and 2012, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

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

Exhibit Number	Description
3.1	Articles of Incorporation*

3.2	By-Laws*

3.3	Certificate of Amendment of Certificate of Incorporation

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File (to the Form 10-K for the fiscal year ended April 30, 2013 furnished in XBRL).

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

Dated: August 13, 2013	MAGNOLIA LANE INCOME FUND

	By:	/s/ Brian Woodland
Brian Woodland
President, Chief Executive Officer