Form 10-Q
period 2013-07-31
Magnolia Lane Income Fund
filed 2013-09-23
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 20, 2013, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

July 31, 2013

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

 CERTAIN TERMS USED IN THIS REPORT

Unless the context otherwise indicates, references in this report to the terms “Palmerston,” “Magnolia Lane,” “we,” “us,” “our,” and the “Company” refer to Magnolia Lane Income Fund.

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)

July 31, 2013

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
BALANCE SHEETS

ASSETS
	7/31/2013	4/30/2013
CURRENT ASSETS	(unaudited)

Cash	$-	$2,230

Total Current Assets	-	2,230

TOTAL ASSETS	$-	$2,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$7,500	$49,644

Total Current Liabilities	7,500	49,644

TOTAL LIABILITIES	7,500	49,644

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 1,796,875 and 1,796,875, respectively	180	180

Additional Paid-In Capital	121,272	73,858
Deficit accumulated during the development stage	(128,952)	(121,452)

Total Stockholders' Deficiency	(7,500)	(47,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$2,230

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF OPERATIONS

	For the	For the	Period from
	three months	three months	May 12, 2009
	ended	ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	-	798	12,477

PROFESSIONAL FEES	7,500	8,275	116,475

TOTAL OPERATING EXPENSES	7,500	9,073	128,952

NET LOSS	(7,500)	(9,073)	(128,952)

Loss per share, Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	1,796,875	1,796,875

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through July 31, 2013
				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares on May 12, 2009 (inception) at $0.0008 per share	1,250,000	$125	$(125)	$-	$-

Stock issued for cash on January 21, 2010 at $0.08 per share	500,000	50	39,950	-	40,000

In-Kind Contribution	-	-	4	-	4

Net Loss	-	-	-	(11,166)	(11,166)

Total, April 30, 2010	1,750,000	175	39,829	(11,166)	28,838

Loan converted to capital	-	-	168	-	168

Stock issued for cash on September 23, 2010 at $ 0.08 per share	46,875	5	3,745	-	3,750

Net Loss	-	-	-	(32,849)	(32,849)

Total, April 30, 2011	1,796,875	180	43,742	(44,015)	(93)

Capital Contribution	-	-	16,146	-	16,146

Net Loss	-	-	-	(57,899)	(57,899)

Total, April 30, 2012	1,796,875	180	59,888	(101,914)	(41,846)

Capital Contribution	-	-	13,970	-	13,970

Net Loss	-	-	-	(19,538)	(19,538)

Total, April 30, 2013	1,796,875	$180	$73,858	$(121,452)	$(47,414)

Capital Contribution	-	-	47,414	-	47,414

Net Loss	-	-	-	(7,500)	(7,500)

Total, July 31, 2013	1,796,875	$180	$121,272	$(128,952)	$(7,500)

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF CASH FLOWS

	For the	For the	Period from
	three months	three months	May 12, 2009
	ended	ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,500)	$(9,073)	$(128,952)

Interest as In-Kind Contribution	-	-	4
(Decrease)/Increase in Accrued Expenses	(42,144)	5,954	7,500

Total adjustments to net loss	(42,144)	5,954	7,504

Net cash used in operating activities	(49,644)	(3,119)	(121,448)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Loan	-	-	168
Capital Contribution	47,414	3,970	77,530
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	47,414	3,970	121,448

CASH RECONCILIATION

Net (decrease)/increase in cash	(2,230)	851	-
Cash - beginning balance	2,230	273	-

CASH BALANCE - END OF PERIOD	$-	$1,124	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$-	$168

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(A Development Stage Company)
July 31, 2013
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Magnolia Lane Income Fund, formerly known as Palmerston Stock Agency, Inc.  (the “Company,” ”We,” “Ours,” “Us”), a development stage company, was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was formed to commence business as a stock agent in the wool trade. Contacts in the industry were developed through our experience and background in the wool trade and through those contacts we intended to buy sheared grease wool direct from farmers in the Manawatu-Wanganui region of New Zealand and eventually expand to Australia as business operations grew.

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

In connection with the Stock Purchase Agreement, we have ceased pursuing our prior business plan and have begun focusing on our new business which is to manage and invest in real property.  Our current Chief Executive Officer and sole director, Brian Woodland, has numerous years in the real estate acquisition, syndication and asset management business. We intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders.  In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” and to memorialize an 8 to 1 reverse stock split.

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

There were no potentially dilutive shares outstanding for any periods presented.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $128,952 and net cash used in operations of $121,448 for the period from May 12, 2009 (Inception) to July 31, 2013, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

On May 13, 2013, we entered into a stock purchase agreement with Ian Raleigh and Michael Raleigh (the “Sellers”) and Magnolia Lane Financial, Inc. (the “Purchaser”), whereby the Purchaser purchased from the Sellers, 10,000,000 shares of common stock, par value $0.0001 per share, of the Company (the “Shares”), representing approximately 69.57% of the issued and outstanding shares of the Company. As a result, the Purchaser became the majority shareholder of the Company.

On July 22, 2013, the Company authorized a 1:8 reverse split of its common shares.  Prior to the split, the Company had 14,375,000 shares and post-split shares outstanding are 1,796,879.

Capital Contribution

For the period from May 12, 2009 (inception) through July 31, 2013, the Company received advances from its founder of $77,530 in aggregate for working capital purposes, which were recorded as contribution of capital.

NOTE 6 – SUBSEQUENT EVENTS

Effective August 1, 2013, the Company changed its name to Magnolia Lane Income Fund and Effected an 8 to 1 reverse stock split.

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

Results of Operations

For the three months ended July 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the three months ended July 31, 2013 totaled $7,500 resulting in a loss of $7,500, as compared with operating expenses of $9,073 for the three month period ended July 31, 2012. Our operating expenses for the three months ended July 31, 2013, consisted of $7,500 in professional fees, decreased by $775, from $8,275 for the three months ended July 31, 2012.

Capital Resources and Liquidity

As of July 31, 2013 we have $0 cash on hand.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2013 furnished in XBRL).

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

MAGNOLIA LANE INCOME FUND

Date: September 23, 2013	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)