Form 10-Q
period 2013-10-31
Magnolia Lane Income Fund
filed 2013-12-23
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 20, 2013, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q
October 31, 2013

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)

October 31, 2013

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
BALANCE SHEETS

ASSETS
	10/31/2013	4/30/2013
CURRENT ASSETS	unaudited

Cash	$587	$2,230

Total Current Assets	587	2,230

TOTAL ASSETS	$587	$2,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued Expenses	$15,000	$49,644
Loan Payable - Stockholder	12,000	-

Total Current Liabilities	27,000	49,644

TOTAL LIABILITIES	27,000	49,644

STOCKHOLDERS' DEFICIENCY

Preferred Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.0001;
Authorized: 200,000,000
Issued and Outstanding: 1,796,875 and 1,796,875, respectively	180	180

Additional Paid-In Capital	121,272	73,858
Deficit accumulated during the development stage	(147,865)	(121,452)

Total Stockholders' Deficiency	(26,413)	(47,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$587	$2,230

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF OPERATIONS

	For the	For the	Period from
	six months	six months	May 12, 2009
	ended	ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
	unaudited	unaudited	unaudited

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	751	1,121	13,228

PROFESSIONAL FEES	25,662	12,800	134,637

TOTAL OPERATING EXPENSES	26,413	13,921	147,865

NET LOSS	(26,413)	(13,921)	(147,865)

Loss per share, Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,796,875	1,796,875

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF OPERATIONS

	For the	For the
	three months	three months
	ended	ended
	October 31, 2013	October 31, 2012
	unaudited	unaudited

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	751	324

PROFESSIONAL FEES	18,162	4,525

TOTAL OPERATING EXPENSES	18,913	4,849

NET LOSS	(18,913)	(4,849)

Loss per share, Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	1,796,875	1,796,875

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (May 12, 2009) through October 31, 2013

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
		COMMON	PAID-IN	DEVELOPMENT	EQUITY
	SHARES	STOCK	CAPITAL	STAGE	(DEFICIENCY)

Stock issued as founders' shares
on May 12, 2009 (inception) at
$0.0008 per share	1,250,000	$125	$(125)	$-	$-

Stock issued for cash on
January 21, 2010 at $0.08
per share	500,000	50	39,950	-	40,000

In-Kind Contribution	-	-	4	-	4

Net Loss	-	-	-	(11,166)	(11,166)

Total, April 30, 2010	1,750,000	175	39,829	(11,166)	28,838

Loan converted to capital	-	-	168	-	168

Stock issued for cash on
September 23, 2010 at
$ 0.08 per share	46,875	5	3,745	-	3,750

Net Loss	-	-	-	(32,849)	(32,849)

Total, April 30, 2011	1,796,875	180	43,742	(44,015)	(93)

Capital Contribution	-	-	16,146	-	16,146

Net Loss	-	-	-	(57,899)	(57,899)

Total, April 30, 2012	1,796,875	180	59,888	(101,914)	(41,846)

Capital Contribution	-	-	13,970	-	13,970

Net Loss	-	-	-	(19,538)	(19,538)

Total, April 30, 2013	1,796,875	$180	$73,858	$(121,452)	$(47,414)

Capital Contribution	-	-	47,414	-	47,414

Net Loss	-	-	-	(26,413)	(26,413)

Total, October 31, 2013	1,796,875	$180	$121,272	$(147,865)	$(26,413)

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(a development stage company)
STATEMENTS OF CASH FLOWS

	For the	For the	Period from
	six months	six months	May 12, 2009
	ended	ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,413)	$(13,921)	$(147,865)

Interest as In-Kind Contribution	-	-	4
(Decrease)/Increase in Accrued Expenses	(34,644)	2,500	15,000

Total adjustments to net loss	(34,644)	2,500	15,004

Net cash used in operating activities	(61,057)	(11,421)	(132,861)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Stockholder	12,000	-	12,168
Capital Contribution	47,414	13,420	77,530
Common Stock Proceeds	-	-	43,750

Net cash flows provided by financing activities	59,414	13,420	133,448

CASH RECONCILIATION

Net (decrease)/increase in cash	(1,643)	1,999	587
Cash - beginning balance	2,230	273	-

CASH BALANCE - END OF PERIOD	$587	$2,272	$587

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of Debt to Equity	$-	$-	$168

The accompanying notes are an integral part of these financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)
(A Development Stage Company)
October 31, 2013
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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $147,865 and net cash used in operations of $132,861 for the period from May 12, 2009 (Inception) to October 31, 2013, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – LOAN PAYABLE - STOCKHOLDER

During the three months ended October 31, 2013, the Company received $12,000 in loan proceeds from a stockholder.  This loan is non-interest bearing and payable on demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

Capital Contribution

For the period from May 12, 2009 (inception) through October 31, 2013, the Company received advances from its founder of $77,530 in aggregate for working capital purposes, which were recorded as contribution of capital.

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

Results of Operations

For the three months ended October 31, 2013 and 2012

We have not generated any revenue since inception. Operating expenses for the three months ended October 31, 2013 totaled $18,913 resulting in a loss of $18,913, as compared with operating expenses of $4,849 for the three month period ended October 31, 2012. Our operating expenses for the three months ended October 31, 2013, consisted of $18,162 in professional fees, increased by $13,637, from $4,525 for the three months ended October 31, 2012.

For the six months ended October 31, 2013 and 2012

No revenues have been generated since inception. Operating expenses for the six months ended October 31, 2013 totaled $26,413 resulting in a loss of $26,413, as compared with operating expenses of $13,921 for the six month period ended October 31, 2012. Our operating expenses for the six months ended October 31, 2013, consisted of $25,662 in professional fees, increased by $12,862, from $12,800 for the six months ended October 31, 2012.

Capital Resources and Liquidity

As of October 31, 2013 we have $587 cash on hand.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2013 furnished in XBRL).

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

MAGNOLIA LANE INCOME FUND

Date: December 23, 2013	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)