Form 10-Q/A
period 2013-07-31
Magnolia Lane Income Fund
filed 2014-01-13
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment Number 1 to
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

Magnolia Lane Income Fund (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (the “Amendment No. 1”), to amend the Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2013, (the “Original Quarterly Report”). The Company is filing Amendment No. 1 in response to comments received from the Securities and Exchange Commission. Amendment No. 1 only amends and restates the information in Item 4. Controls and Procedures of Part I, as permitted by the rules and regulations of the SEC.

Except as described above, no other changes have been made to the Original Quarterly Report. Amendment No. 1 continues to speak as of the date of the Original Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Quarterly Report.

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

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level  due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of July 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNOLIA LANE INCOME FUND

Date: January 13, 2014	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)