Form 10-Q/A
period 2013-10-31
Magnolia Lane Income Fund
filed 2014-01-13
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment Number 1 to
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

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

Magnolia Lane Income Fund (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 (the “Amendment No.  1”), to amend the Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2013, (the “Original Quarterly Report”). The Company is filing Amendment No.  1 in response to comments received from the Securities and Exchange Commission. Amendment No.  1 only amends and restates the information in Item 4. Controls and Procedures of Part I, as permitted by the rules and regulations of the SEC.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of October 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

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