Form 10-Q
period 2014-01-31
Magnolia Lane Income Fund
filed 2014-07-30
CIK 1490490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 18, 2014, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q
January 31, 2014

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)

January 31, 2014

MAGNOLIA LANE INCOME FUND
Consolidated Balance Sheets

	January 31, 2014	April 30, 2013
	(unaudited)
ASSETS

Rental property, net	$2,420,508	$-
Cash	25,349	2,230
Restricted cash	13,730	-
Accounts receivable	1,650	-

Total Assets	$2,461,237	$2,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Mortgages payable	$2,044,802	$-
Accounts payable and accrued expenses	62,291	49,644
Security deposits	1,700	-
Shareholder loans	32,246	-
Due to Shareholders	306,716	-

Total Liabilities	2,447,755	49,644

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized;
1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	296,109	73,858
Accumulated deficit	(282,807)	(121,452)

Total Stockholders' Equity (Deficit)	13,482	(47,414)

Total Liabilities and Stockholders' Equity (Deficit)	$2,461,237	$2,230

See accompanying notes to the financial statements.

MAGNOLIA LANE INCOME FUND
 Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2014	January 31, 2013
	(unaudited)	(unaudited)

Rental Revenue	$57,730	$-

OPERATING EXPENSES:
General and administrative	13,393	49
Professional fees	14,331	2,775
Repairs and maintenance	3,887	-
Depreciation	22,195	-
Interest expense	40,869	-

Total operating expenses	94,675	2,824

LOSS FROM OPERATIONS	(36,945)	(2,824)

Loss before income tax provision (benefit)	(36,945)	(2,824)

Income tax provision (benefit)
Federal	-	-
State	-	16

Total income tax provision (benefit)	-	16

NET LOSS	$(36,945)	$(2,840)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,796,875	1,796,875

See accompanying notes to the financial statements.

MAGNOLIA LANE INCOME FUND
 Consolidated Statements of Operations

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2014	January 31, 2013
	(unaudited)	(unaudited)

RENTAL REVENUE	$153,147	$-

OPERATING EXPENSES
General and administrative	67,908	1,170
Professional fees	47,043	15,575
Repairs and maintenance	8,085	-
Depreciation	63,606	-
Interest expense	127,860	-

Total operating expenses	314,502	16,745

LOSS FROM OPERATIONS	(161,355)	(16,745)

Income tax provision (benefit)
Federal	-	-
State	-	-

Total income tax provision (benefit)	-	-

NET LOSS	$(161,355)	$(16,745)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.09)	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,796,875	1,796,875

See accompanying notes to the financial statements.

MAGNOLIA LANE INCOME FUND
Statement of Stockholders' Equity
For the Nine Months Ended January 31, 2014
(unaudited)

			ADDITIONAL		TOTAL STOCKHOLDERS
	COMMON STOCK		PAID-IN	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIENCY)

Total, April 30, 2013	1,796,875	$180	$73,858	$(121,452)	$(47,414)

Capital Contribution			47,414		47,414

Net assets contributed			174,837		174,837

Net Loss				(161,355)	(161,355)

Total, January 31, 2014	1,796,875	$180	$296,109	$(282,807)	$13,482

See accompanying notes to the financial statements.

MAGNOLIA LANE INCOME FUND
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2014	January 31, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,355)	$(16,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,606	-

Changes in operating assets and liabilities:
Accounts receivable	13,400	-
Accounts payable and accrued expenses	12,647	5,300
Lease deposits	(1,828)	-

Net cash used in operating activities	(73,530)	(11,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(47,298)	-
Purchase of LLC interests	(3,000)

Net cash used in investing activities	(50,298)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	368,672	-
Repayment of mortgages payable	(269,139)	-
Capital contribution	47,414	13,420

Net cash provided by financing activities	146,947	13,420

NET CHANGE IN CASH	23,119	1,975

Cash at beginning of period	2,230	273

Cash at end of period	$25,349	$2,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$127,860	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$2,492,306	$-
Liabilities contributed by stockholder	$2,317,469	$-

See accompanying notes to the financial statements.

MAGNOLIA LANE INCOME FUND
(fka PALMERSTON STOCK AGENCY, INC.)

January 31, 2014
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Magnolia Lane Income Fund, formerly known as Palmerston Stock Agency, Inc.  (the “Company,” ”We,” “Ours,” “Us”), was incorporated on May 12, 2009 under the laws of the State of Delaware. The Company was originally formed to commence business as a stock agent in the wool trade.

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

On January 16, 2014, the Company entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (a shareholder).  Pursuant to the Agreement, all rights, title and interest of two commercial real estate properties in Massachusetts were contributed to the Company. (See Note 4)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission. All adjustments, in the opinion of Management, necessary for a fair presentation have been included. In accordance with ASC 850-50, the consolidated financial statements have been recast to give effect to the transaction described in Note 4 as occurring on May 13, 2013, which is the earliest date the entities were under common control.

Principles of consolidation

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC and Grove Realty Partners, LLC.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements.

Concentrations

Concentration in a geographic area

The Company operates in the real estate industry and the operations are concentrated in the State of Massachusetts.

Rental Property, Net

Rental property assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the asset.

We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs, are expensed when incurred.

Asset	Useful Life (in years)
Building	30 years
Land	Indefinite
Building Improvements	30 years

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

Property Revenue Recognition

Our commercial property leases are for varied terms ranging from month-to-month to 3 years. Rental income is recognized on a straight-line basis over the term of the lease.

Rent concessions, including free rent incurred in connection with commercial property leases, are amortized on a straight-line basis over the terms of the related leases and are charged as a reduction of rental revenue.

Impairment of Real Estate Investments

The Company assesses on a regular basis whether there are any indicators that the carrying value of rental property assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset’s carrying value is in excess of its estimated fair value.

Deferred Revenue

From time to time, some rental payments may be prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of January 31, 2014 and 2013, the Company had $0 in deferred revenue.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $282,807 and net cash used in operations of $73,530. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – ASSETS CONTRIBUTED

On December 23, 2013, a shareholder of the Company, Magnolia Lane Financial, Inc. entered into three separate LLC Membership Interest Purchase and Sale Agreements for the acquisition of two limited liability companies; Grove Realty Partners, LLC and Walker Partners, LLC. Pursuant to the Membership Interest Purchase and Sale Agreements, Magnolia Lane Financial, Inc. acquired 100% of the equity interests in Grove Realty Partners, LLC and Walker Partners, LLC.

Each of the entities acquired hold commercial real estate properties.  More specifically,

•	Grove Realty Partners, LLC holds a single commercial property located at 7 Grove St., Topsfield, Massachusetts.

•	Walker Partners, LLC holds a single commercial property located at 58 Main St. Topsfield, Massachusetts.

Subsequent to the Membership Interest Purchase described above, on January 16, 2014, the Company entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc.  Pursuant to the Agreement, Magnolia Lane Financial, Inc. contributed all rights, title and interest of Magnolia Lane Financial to the Company for total consideration of $3,000.

The Company recorded the contribution at carrying value.  The net of $2,492,306 in assets contributed and $2,317,469 in liabilities assumed was recorded as a contribution of capital to the Company in the amount of $174,837.

Cash	$13,730
Cash - escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,447,503
Assets contributed	$2,492,306
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$174,837

Because of the related party nature of this transaction, the Company recorded this as a contribution of capital. Assets and liabilities contributed were recorded at their carrying amounts at the date of the transfer. The results of operations included in the financial statements are reported as though the contribution had occurred on May 12, 2013, which is the date that common control was first established among the related parties.

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Land	$280,333	$-
Buildings	2,535,416	-
Building Improvements	121,238	-
Accumulated Depreciation	(516,479)	-
Net, Rental Property	$2,420,508	$-

As of January 31, 2014, real estate investments consisted of two properties:

7 Grove St., Topsfield, Ma 01983

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space
•	Status: Rented at 100% occupancy. Lease term: 3-Year
•	Owner: Grove Realty Partners, LLC
•	Purchase Price: $2.025 million
•	Current Mortgage Debt: $1,483,122

58 Main St. Topsfield, Ma 01983

•	Description: 4,000 Square foot, Commercial Building
•	Status: Rented 100% occupancy. Lease term: 3-Year
•	Owner: Walker Partners, LLC
•	Purchase Price: $503,000
•	Current Mortgage Debt: $561,680

For the nine month period ending January 31, 2014, The Company recognized revenues of $153,147 which includes $27,000 from a related party who occupies an office in one of the Company’s properties.

For the three month period ending January 31, 2014, The Company recognized revenues of $53,730 which includes $9,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three and nine months ended January 31, 2014 totaled $22,195 and $63,606, respectively.

NOTE 6 – MORTGAGE NOTE PAYABLE

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 7.9 % per annum and matures on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2014 is $1,483,122.

Subsequent to the filing of this report, the Company refinanced the mortgage at 7 Grove Street.  The new mortgage commenced on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536.

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly payments of $4,320 started on September 26, 2009.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2014 is $561,680.

Future principle requirements on long-term debt for fiscal years ending after April 30, 2014 are as follows:

7 Grove Street		58 Main Street
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2015	78,432	2015	51,840
2016	78,432	2016	51,840
2017	78,432	2017	51,840
2018	78,432	2018	51,840
2019 and thereafter	$1,090,962	2019 and thereafter	$302,480

NOTE 7 – FUTURE RENTS

The Company’s revenue is derived from property leases with varied lease terms.  The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of January 31, 2014:

Future Rents
2015		$110,182
2016		$114,927
2017		$30,163
Thereafter	$	---
		$255,272

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties to the Company include, but are not limited to, officers, directors, and shareholders. From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes.  Phalanx Partners and WS Advantage LP are currently shareholders and formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president.

An aggregate of $368,672 was received by related parties during the nine-months for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand.

During the nine months ended January 31, 2014, the Company received $27,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

On July 22, 2013, the Company authorized a 1:8 reverse split of its common shares.  Prior to the split, the Company had 14,375,000 shares and post-split shares outstanding are 1,796,875.

Capital Contribution

As a result of the acquisition of Magnolia Lane Financial, Inc. on January 16, 2014, the Company recorded $174,837 as contributed capital, representing the net of assets acquired and liabilities assumed.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On April 16, 2014, the Company refinanced the mortgage on the property located at 7 Grove Street.  The loan is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536.

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

On December 23, 2013, a shareholder of ours, Magnolia Lane Financial, entered into three separate LLC Membership Interest Purchase and Sale Agreements for the acquisition of two limited liability companies, Grove Realty Partners, LLC and Walker Partners, LLC (the “Acquisition Agreements”). Pursuant to the Acquisition Agreements, Magnolia Lane Financial acquired 100% of the equity interests in Grove Realty Partners, LLC and Walker Partners, LLC. As consideration for the acquisition, Magnolia Lane Financial transferred 134,574 shares of our Common Stock to WS Advantage and Phalanx Wealth Management (the “Consideration Shares”). For purposes of the Acquisition Agreements, the parties valued the shares at $16.60 per share for a total purchase price of $2,233,928. Prior to this transaction, Magnolia Lane Financial owned 1,250,000 shares of our common stock and now owns 1,115,426 shares of our common stock. WS Advantage, LP owns 115,347 shares of our common stock and Phalanx Partners, LLC owns 19,227 shares of our common stock.

Subsequently, on January 16, 2014, we entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (the “Agreement”). Pursuant to the Agreement, we acquired all rights, title and interest to all assets of Magnolia Lane Financial, including the assets acquired in the Acquisition Agreements, for a total purchase price of $3,000.

As of January 31, 2014, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove St., Topsfield, Ma 01983

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space
•	Status: Rented at 100% occupancy. Lease term: 3-Year
•	Owner: Grove Realty Partners, LLC
•	Purchase Price: $2.025 million
•	Current Mortgage Debt: $1,483,122

58 Main St. Topsfield, Ma 0198.

•	Description: 4,000 Square foot, Commercial Building
•	Status: Rented 100% occupancy. Lease term: 3-Year
•	Owner: Walker Partners, LLC
•	Purchase Price: $503,000
•	Current Mortgage Debt: $561,680

For the nine month period ending January 31, 2014, The Company recognized revenues of $153,147 which includes $27,000 from a related party who occupies an office in one of the Company’s properties.

For the three month period ending January 31, 2014, The Company recognized revenues of $53,730 which includes $9,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three and nine months ended January 31, 2014 totaled $22,195 and $63,606, respectively.

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

We have only recently begun earning revenues from operations. The Company had an accumulated deficit of $282,807 and net cash used in operations of $73,530. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three months ended January 31, 2014 and 2013

Our rental revenue for the three months ended January 31, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $57,730 as compared to $0 in revenue for the three months ended January 31, 2013. The increase in rental revenue of $57,730 was primarily the result of the contribution of the properties on January 16, 2104. Operating expenses for the three months ended January 31, 2014 totaled $94,675 resulting in a loss of $36,945, as compared with operating expenses of $2,824 for the three month period ended January 31, 2013. Our operating expenses for the three months ended January 31, 2014, consisted of $13,393 in general and administrative fees, $14,331 in professional fees, $3,887 in repairs and maintenance, $22,195 in depreciation and $40,869 in interest expense.

For the nine months ended January 31, 2014 and 2013

Our rental revenue for the nine months ended January 31, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $153,147 as compared to $0 in revenue for the nine months ended January 31, 2013. The increase in rental revenue of $153,147 was primarily the result of the contribution of the properties on January 16, 2014. Operating expenses for the nine months ended January 31, 2014 totaled $314,502 resulting in a loss of $161,355, as compared with operating expenses of $16,745 for the nine month period ended January 31, 2013. Our operating expenses for the nine months ended January 31, 2014, consisted of $67,908 in general and administrative fees, $47,043 in professional fees, $8,085 in repairs and maintenance, $63,606 in depreciation and $127,860 in interest expense.

Capital Resources and Liquidity

As of January 31, 2014 we had $25,349 cash on hand.

As of January 31, 2014, the Company had a stockholders’ equity of $13,482. For the three months ended January 31, 2014 and 2013, the Company had a net loss of $161,355 and $16,745, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expenses and general administrative expenses.

Net cash used in operating activities was $73,530 for the nine months ended January 31, 2014 as compared to a net loss of $11,445 for the nine months ended January 31, 2013.

Net cash used in investing activities was $50,298 for the nine months ended January  31, 2014.

Net cash provided by financing activities amounted to $146,947 for the nine months ended January 31, 2014.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 7.9 % per annum and matures on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2014 is $1,483,122.

Subsequent to the filing of this report, the Company refinanced the mortgage at 7 Grove Street.  The new mortgage begins on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536.

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly payments of $4,320 started on September 26, 2009.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2014 is $561,680.

Related Party Loans

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes.  Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

An aggregate of $368,672 was received by related parties during the nine-months for working capital purposes and debt and expenses paid on the Company’s behalf.

During the nine months ended January 31, 2014, the Company received $27,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

We believe that our currently available working capital and availability of loans from related parties referred to above should be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates

Rental Property, Net

Rental property assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the asset.

We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs, are expensed when incurred.

Asset	Useful Life (in years)
Building	30 years
Land	Indefinite
Building Improvements	30 years

Impairment of Real Estate Investments

The Company assesses on a regular basis whether there are any indicators that the carrying value of rental property assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset’s carrying value is in excess of its estimated fair value.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of January 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2014 furnished in XBRL).

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

MAGNOLIA LANE INCOME FUND

Date: July 30, 2014	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)