Form 10-K
period 2014-04-30
Magnolia Lane Income Fund
filed 2014-08-13
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54379

MAGNOLIA LANE INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No .)

7 Grove Street

Topsfield, MA 01983

(Address of principal executive offices and Zip Code)

(978) 887-5981

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. 0 (there is no active trading market so the value is $0).

As of August 7, 2014, 1,796,875 shares of common stock of the registrant were issued and outstanding.

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

PART I

Item 1. Business.

Overview

Magnolia Lane Income Fund was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade.

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

Our Operating Strategy

Our business plan is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

On December 23, 2013, a majority shareholder, Magnolia Lane Financial, entered into three separate LLC Membership Interest Purchase and Sale Agreements for the acquisition of two limited liability companies, Grove Realty Partners, LLC and Walker Partners, LLC (the “Acquisition Agreements”). Pursuant to the Acquisition Agreements, Magnolia Lane Financial acquired 100% of the equity interests in Grove Realty Partners, LLC and Walker Partners, LLC. As consideration for the acquisition, Magnolia Lane Financial transferred 134,574 shares of our Common Stock to WS Advantage and Phalanx Wealth Management (the “Consideration Shares”). For purposes of the Acquisition Agreements, the parties valued the shares at $16.60 per share for a total purchase price of $2,233,928. Prior to this transaction, Magnolia Lane Financial owned 1,250,000 shares of our common stock and now owns 1,115,426 shares of our common stock. WS Advantage, LP owns 115,347 shares of our common stock and Phalanx Partners, LLC owns 19,227 shares of our common stock.

Subsequently, on January 16, 2014, we entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (the “Agreement”). Pursuant to the Agreement, we acquired all rights, title and interest to all assets of Magnolia Lane Financial, including the assets acquired in the Acquisition Agreements, in exchange for $3,000.

As of April 30, 2014, real estate that we own through our subsidiaries consisted of two properties:

7 Grove Street, Topsfield, Ma 01983.

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space

•	Status: Rented at 100% occupancy. Lease term: 3-Year

•	Owner: Grove Realty Partners, LLC

•	Purchase Price: $2.025 million

•	Current Mortgage Debt: $1,425,982

58 Main Street, Topsfield, Ma 01983

•	Description: 4,000 Square foot, Commercial Building

•	Status: Rented 100% occupancy. Lease term: 3-Year

•	Owner: Walker Partners, LLC

•	Purchase Price: $503,000

•	Current Mortgage Debt: $558,176

Competition

We believe that we face a lot of competition for properties that meet our investment objectives. Many of our competitors have greater resources than we do. We compete with similarly situated entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and rent real estate properties. Our competitors may demonstrate significant competitive advantages that result from, among other things, a lower cost of capital, additional access to capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase which would cause our competition to increase.

Government Regulation

We do not expect any governmental regulations to have an impact on our planned business operations. Existing laws with which we must comply cover issues that include:

●	Corporate Taxes
●	Environmental

New laws may impact our ability to market our products in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

Employees

As of August 2014, we have no full time employees. Our President and Chief Executive Officer, Brian Woodland, spends approximately 30 hours per week on the Company’s matters. We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ more qualified employees in the near future.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. We have a trading symbol, MIFC, and are quoted on the OTC Pink Markets operating by OTC Markets Group, Inc. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Holders

As of August 7, 2014, there were 7 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Plan of Operations

Magnolia Lane Income Fund was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade.

On May 13, 2013, we changed our business plan to one that is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders.  In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

In connection with the change in our business plan, we have conducted a name change and reverse stock split. On August 1, 2013 we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 8 to 1 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013.

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

Subsequently, on January 16, 2014, we entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (the “Agreement”). Pursuant to the Agreement, we acquired all rights, title and interest to all assets of Magnolia Lane Financial, including the assets acquired in the Acquisition Agreements, in exchange for $3,000.

As of April 30, 2014, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove Street, Topsfield, Ma 01983.

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space

•	Status: Rented at 100% occupancy. Lease term: 3-Year

•	Owner: Grove Realty Partners, LLC

•	Purchase Price: $2.025 million

•	Current Mortgage Debt: $1,425,982

58 Main Street, Topsfield, Ma 01983

•	Description: 4,000 Square foot, Commercial Building

•	Status: Rented 100% occupancy. Lease term: 3-Year

•	Owner: Walker Partners, LLC

•	Purchase Price: $503,000

•	Current Mortgage Debt: $558,176

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

Results of Operations

For the years ended April 30, 2014 and 2013

Our rental revenue for the twelve months ended April 30, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $214,235 as compared to $0 in revenue for the twelve months ended April 30, 2013. The increase in rental revenue of $214,235 is the result of the contribution of the properties on January 16, 2014. Operating expenses for the twelve-month period ended April 30, 2014 totaled $408,204, resulting in a loss of $193,969 as compared with operating expenses and loss of $16,745 for the twelve-month period ended April 30, 2013. Our operating expenses for the twelve months ended April 30, 2014 consisted of $72,443 in general and administrative fees, $62,275 in professional fees, $18,161 in repairs and maintenance, $85,097 in depreciation and $170,228 in interest expense.

Capital Resources and Liquidity

As of April 30, 2014 we had $19,379 cash on hand.

As of April 30, 2014, the Company had a stockholders’ deficit of $19,132. For the fiscal year ended April 30, 2014 and 2013, the Company had a net loss of $193,969 and $16,745, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expenses and general administrative expenses.

Net cash used in operating activities was $119,280 for the fiscal year ended April 30, 2014 as compared to a net loss of $196,969 for the fiscal year ended April 30, 2013.

Net cash used in investing activities was $50,298 for the fiscal year ended April 30, 2014.

Net cash provided by financing activities amounted to $186,727 for the fiscal year ended April 30, 2014.

Our principal sources of liquidity include cash from rental revenue and loans from a related party to cover mortgage obligations.

Mortgage Obligations

In connection with the contribution of assets described in the section above, the Company assumed mortgages related to the respective properties contributed.

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bore interest at 7.9 % per annum and was scheduled to mature on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008.  The mortgage note was secured by a mortgage on the property. At maturity, the balloon payment was to be due in full.

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage note payable was established between the Company and the shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage note payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536.

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of April 30, 2014 is $558,177.

Related Party Loans

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP are shareholders that formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president.

An aggregate of $441,516 was received by related parties during the twelve-month period for working capital purposes and debt and expenses paid on the Company’s behalf.

During the fiscal year ended April 30, 2014, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

Item 8. Financial Statements and Supplementary Data.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

April 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Magnolia Lane Income Fund

Topsfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Magnolia Lane Income Fund (the "company") as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Lane Income Fund as of April 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has an accumulated deficit of $315,421 and net cash used in operations of $119,280. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

August 13, 2014

MAGNOLIA LANE INCOME FUND

Consolidated Balance Sheets

	April 30, 2014	April 30, 2013

ASSETS

Rental property, net	$2,399,022	$-
Cash	19,379	2,230
Restricted cash	15,559	-
Accounts receivable	1,750	-

Total Assets	2,435,710	2,230

Total Assets	$2,435,710	$2,230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Mortgage payable	$558,176	$-
Mortgage payable - related party	1,425,982
Accounts payable and accrued expenses	22,500	49,644
Deferred revenue	4,800	-
Security deposits	1,700	-
Due to shareholders	441,684	-

Total Liabilities	2,454,842	49,644

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized; 1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	296,109	73,858
Accumulated deficit	(315,421)	(121,452)

Total Stockholders' Deficit	(19,132)	(47,414)

Total Liabilities and Stockholders' Deficit	$2,435,710	$2,230

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	April 30, 2014	April 30, 2013

RENTAL REVENUE	$214,235	$-

OPERATING EXPENSES
Operating Costs	72,443	1,170
Professional fees	62,275	15,575
Repairs and maintenance	18,161	-
Depreciation	85,097	-
Interest expense	170,228	-

Total operating expenses	408,204	16,745

LOSS FROM OPERATIONS	(193,969)	(16,745)

Total income tax provision (benefit)	-	-

NET LOSS	$(193,969)	$(16,745)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.11)	$(0.01)

Weighted average common shares outstanding - basic and diluted	1,796,875	1,796,875

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Statement of Stockholders' Deficit

For the Period from April 30, 2012 through April 30, 2014

			ADDITIONAL		TOTAL
		COMMON	PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	STOCK	CAPITAL	DEFICIT	DEFICIENCY
Total, April 30, 2012	1,796,875	180	59,888	(101,914)	(41,846)

Capital Contribution	-	-	13,970	-	13,970

Net Loss	-	-	-	(19,538)	(19,538)

Total, April 30, 2013	1,796,875	$180	$73,858	$(121,452)	$(47,414)

Capital Contribution	-	-	47,414	-	47,414

Net assets contributed from entity under common control	-	-	174,837	-	174,837

Net Loss	-	-	-	(193,969)	(193,969)

Total, April 30, 2014	1,796,875	$180	$296,109	$(315,421)	$(19,132)

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	April 30, 2014	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,969)	$(16,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,097	—
Changes in operating assets and liabilities:
Accounts receivable	13,300	—
Accounts payable and accrued expenses	(17,144)	5,300
Deferred income	4,800	—
Security deposits	(1,828)	—
Restricted cash	(9,536)	—

Net cash used in operating activities	(119,280)	(11,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(47,298)	—
Purchase of LLC interests	(3,000)	—

Net cash used in investing activities	(50,298)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	441,516	—
Proceeds from mortgage payable - related party	1,425,982	—
Repayments of mortgages payable	(1,728,353)	—
Capital contribution	47,414	13,420

Net cash provided by financing activities	186,727	13,420

NET CHANGE IN CASH	17,149	1,975

Cash at beginning of year	2,230	273

Cash at end of year	$19,379	$2,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$170,228	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$2,492,306	$—
Liabilities contributed by stockholder	$2,317,469	$—

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

April 30, 2014

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements. The Company’s restricted cash is reserved for real estate taxes on its properties.

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

The Company follows the provisions of Accounting for Uncertainty in Income Taxes, which clarified the accounting for uncertainties in tax positions and required that the Company recognizes in its financial statements the impact of an uncertain tax position, if that position has more likely than not chance of not being sustained on audit, based on technical merits of that position.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2013, 2012, and 2011 tax years.

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

Deferred Revenue

From time to time, some rental payments may be prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of April 30, 2014 and 2013, the Company had $4,800 and $0 in deferred revenue, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $315,421 and net cash used in operations of $119,280. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Each of the entities acquired hold commercial real estate properties. More specifically,

•	Grove Realty Partners, LLC holds a single commercial property located at 7 Grove St., Topsfield, Massachusetts.
•	Walker Partners, LLC holds a single commercial property located at 58 Main St., Topsfield, Massachusetts.

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

Cash	$13,730
Cash - escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,447,503
Deferred tax asset	458,324
Valuation allowance on deferred tax asset	(458,324)
Assets contributed	$2,492,306
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$174,837

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at April 30, 2014 and April 30, 2013:

	April 30, 2014	April 30, 2013
Land	280,333	---
Buildings	2,535,416	---
Leasehold Improvements	121,238	---
Accumulated Depreciation	(537,965)	---
Net, Real Estate Investments	2,399,022	---

As of April 30, 2014, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

•	Description: 4,000 Square foot, Commercial Building
•	Status: Rented 100% occupancy. Lease term: 3-Year
•	Owner: Walker Partners, LLC
•	Purchase Price: $503,000
•	Current Mortgage Debt: $558,177

7 Grove St., Topsfield, Ma 01983

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space
•	Status: Rented at 100% occupancy. Lease term: 3-Year
•	Owner: Grove Realty Partners, LLC
•	Purchase Price: $2.025 million
•	Current Mortgage Debt: $1,425,982

For the twelve month periods ending April 30, 2014 and 2013, the Company recognized revenues of $214,235 and $0, respectively. Rent for the current twelve-month period includes $36,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the twelve months periods ended April 30, 2014 and 2013 totaled $85,097 and $0, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of April 30, 2014 is $558,177.

7 Grove Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 7 Grove Street, Topsfield, Massachusetts.   The note bore interest at 7.9 % per annum and was scheduled to mature on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008.  The mortgage note was secured by a mortgage on the property. At maturity, the balloon payment was to be due in full.

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage payable was established between the Company and the shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536.

Future principle requirements on long-term debt for fiscal years ending after April 30, 2014 are as follows:

Mortgage Payable - Related Party		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2015	--	2015	13,347
2016	--	2016	14,186
2017	--	2017	15,291
2018	1,425,982	2018	16,371
2019	--	2019	17,527
2020 and thereafter	--	2020 and thereafter	481,454
Total	$1,425,982	Total	$558,176

NOTE 7 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of April 30, 2014:

Future Rents
2015	$112,828
2016	93,457
2017	11,172
Thereafter	---
$217,457

For the twelve months ended April 30, 2014, two tenants represented approximately 19% and 15% of the Company’s revenue.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties to the Company include, but are not limited to, officers, directors, and shareholders. From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently shareholders and controlled by the Company’s president.

An aggregate of $441,516 was received by related parties during the twelve-months for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand.

During the twelve months ended April 30, 2014, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

Capital Contribution

As a result of the contribution of member interests of Grove Realty Partners, LLC and Walker Partners, LLC on January 16, 2014, the Company recorded $174,837 as contributed capital, representing the net of assets acquired and liabilities assumed.

NOTE 10 – INCOME TAXES

FASB ASC 740-10 provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

Pursuant to FASB ASC 740-10-10, an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

At April 30, 2014, the Company has net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $190,000 that may be offset against future taxable income through 2034.  Due to changes in ownership, approximately $121,000 of the NOL carry-forward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. At this time, the amount of the limitation has not been determined, since the Company has not completed its Section 382 study. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. No tax benefit has been reported with respect to these deferred tax assets in the accompanying financial statements because of Management’s assertion that it is more likely than not that the Company’s deferred tax assets of $548,647 will not be realized and accordingly, the deferred tax assets are offset by a full valuation allowance.

Deferred Tax Assets	April 30, 2014	April 30, 2013
Net Operating Loss	$68,631	$41,294
Book to tax basis difference on depreciable assets	480,016	—
Total Deferred Tax Asset	548,647	41,294
Valuation allowance	(548,647)	(41,294)
Net Deferred Tax Asset	$—	$—

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2014 due to the material weaknesses indentified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that during the period covered by this report, such internal controls and procedures were ineffective as more fully described below.

Deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of April 30, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these deficiencies. However, we will not be able to implement any remedial measures, such as appointing independent members on our board of directors, until we have sufficient funds to do so.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (the fourth quarter of the fiscal year ended April 30, 2014) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of our officer and director as of August 13, 2014. Our executive officer and director is elected annually by our Board of Directors. Our executive officer hold their offices until they resign, are removed by the Board, or his or her successor is elected and qualified.

Name	Age	Position
Brian Woodland	43	President, Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Brian Woodland, age 43, Brian has 20 years of investment management experience. He has specialized in managing portfolios for individuals and small institutions during his career. He has also worked closely with trading desks, research analysts, and buy-side portfolio managers at different firms during his career. Brian began his career with Winthrop Securities in 1992. In 1993 joined Olde Financial and became an assistant Branch Manager. Brian joined Cowen & Company in 1996, as a Vice President in the Private Client Group, working with small institutions and private clients. Cowen was widely recognized for its research excellence, specifically in the areas of Technology and Healthcare.

Brian joined Salomon Smith Barney as a Senior Vice President of Investments in Boston, MA in 2000. Mr. Woodland managed portfolios for individuals, small institutions, and advised small institutional clients of the firm. Brian was certified as a Financial Planning Specialist for the firm in 2003. Brian left Smith Barney to start Woodland Asset Management in 2006, where he managed portfolios for private clients and small institutions. In 2008, Brian founded and became President of Phalanx Trading, LLC. In 2009, Brian also rebranded WAM into Phalanx Wealth Management in 2009.

Brian holds the Series 7, 8, 22, 24, 63, and 65 individual securities industry qualifying examinations.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto, furnished to us, we believe that as of the end of our fiscal year, April 30, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Unfiled Reports	Number and Description of Transactions Not Reported

Brian Woodland	1	1 transaction was not reported (upon the Change of Control, he was appointed the sole officer and director and purchased 1,250,000 shares, or 69.57%, of common stock owned indirectly through Magnolia Lane Financial, Inc, Phalanx Partners, LLC and WS Advantage LP).

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Brian Woodland, President,	2013	$0	0	0	0	0	0	$0	$0
Chief Executive Officer	2014	$0	0	0	0	0	0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards at April 30, 2014.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of August 13, 2014. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of August 13, 2014 , 1,796,875 shares of our common stock were issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Class
Director and Officer
Brian Woodland, President and Chief Executive Officer 7 Grove Street Topsfield, MA 01983	1,250,000	(1)	69.57%

(1) Owned indirectly through Magnolia Lane Financial, Inc, Phalanx Partners, LLC and WS Advantage LP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Related parties to the Company include, but are not limited to, officers, directors, and shareholders. From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently shareholders and controlled by the Company’s president.

An aggregate of $441,516 was received by related parties during the twelve-months for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand.

During the twelve months ended April 30, 2014, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2014 and 2013, we were billed approximately $16,914 and $9,500 by Baker Tilly Virchow Krause, LLP (formerly, Holtz Rubenstein Reminick, LLP) for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no other fees for audit related services for the years ended April 30, 2014 and 2013.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2014 and 2013, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

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

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

10.1	LLC Membership Interest Purchase and Sale Agreement between WS Advantage and Magnolia Lane Financial for Walker Partners, LLC (3)

10.2	LLC Membership Interest Purchase and Sale Agreement between WS Advantage and Magnolia Lane Financial for Grove Realty Partners, LLC (3)

10.3	LLC Membership Interest Purchase and Sale Agreement between Phalanx Wealth Management and Magnolia Lane Financial for Grove Realty Partners, LLC (3)

10.4	LLC Membership Interest Purchase and Sale Agreement between Magnolia Lane Income Fund and Magnolia Lane Financial (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File (to the Form 10-K for the fiscal year ended April 30, 2014 furnished in XBRL).

(1)	Incorporated by reference to the registration statement on Form S-1 filed with Securities and Exchange Commission on November 12, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on July 30, 2014.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with Securities and Exchange Commission on January 27, 2014.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**	Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 13, 2014	MAGNOLIA LANE INCOME FUND

	By:	/s/ Brian Woodland
Brian Woodland
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian Woodland
Brian Woodland
President, Chief Executive Officer and Director August 13, 2014