Form 10-Q
period 2014-07-31
Magnolia Lane Income Fund
filed 2014-09-15
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 15, 2014, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

July 31, 2014

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

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

July 31, 2014

1

MAGNOLIA LANE INCOME FUND
Consolidated Balance Sheets

	July 31, 2014	April 30, 2014
	(unaudited)
ASSETS

Rental property, net	$2,382,656	$2,399,022
Cash	31,067	19,379
Restricted cash	16,778	15,559
Accounts receivable	1,808	1,750

Total Assets	$2,432,309	$2,435,710

LIABILITIES AND STOCKHOLDERS DEFICIT

Mortgage payable	$555,912	$558,176
Related party mortgage payable	1,425,982	1,425,982
Accounts payable and accrued expenses	64,898	22,500
Deferred revenue	790	4,800
Security deposits	1,700	1,700
Due to shareholders	441,654	441,684

Total Liabilities	2,490,936	2,454,842

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-

Common stock: par value $0.0001; 200,000,000 shares authorized;
1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	303,624	296,109
Accumulated deficit	(362,431)	(315,421)

Total Stockholders' Deficit	(58,627)	(19,132)

Total Liabilities and Stockholders' Deficit	$2,432,309	$2,435,710

See accompanying notes to the consolidated financial statements

MAGNOLIA LANE INCOME FUND
Consolidated Statements of Operations

	For the three months ended July 31, 2014	For the three months ended July 31, 2013
	(unaudited)	(unaudited)

RENTAL REVENUE	$63,568	$38,887

OPERATING EXPENSES
Operating costs	25,609	15,489
Professional fees	22,500	7,567
Repairs and maintenance	3,734	2,861
Depreciation	22,237	22,431
Interest expense	36,498	32,887

Total operating expenses	110,578	81,235

NET LOSS	$(47,010)	$(42,348)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Cash Flows

	For the three months	For the three months
	Ended	Ended
	July 31, 2014	July 31, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,010)	$(42,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,237	22,431
Imputed interest	7,515	-
Changes in operating assets and liabilities:
Accounts receivable	(58)	3,950
Accounts payable and accrued expenses	42,398	(26,487)
Deferred income	(4,010)	-
Restricted cash	(1,219)	(1,803)

Net cash provided by (used in) operating activities	19,853	(44,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(5,871)	-

Net cash used in investing activities	(5,871)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments/(proceeds) of stockholder loans	(30)	25,155
Repayments of mortgages payable	(2,264)	(18,500)
Capital contribution	-	47,414

Net cash (used in)/provided by financing activities	(2,294)	54,069

NET CHANGE IN CASH	11,688	9,812

Cash at beginning of year	19,379	5,621

Cash at end of year	$31,067	$15,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$6,376	$17,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$-	$2,492,306
Liabilities contributed by stockholder	$-	$2,317,469
Imputed interest on stockholder loans	$7,515	$-

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

July 31, 2014

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission. In accordance with ASC 850-50, the consolidated financial statements for the period ended July 31, 2013 have been recast to give effect to the transaction described in Note 4 as occurring on May 13, 2013, which is the earliest date the entities were under common control.

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

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2014, 2013, and 2012 tax years.

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

Deferred Revenue

From time to time, some rental payments may be prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of July 31, 2014 and April 30, 2014, the Company had $790 and $4,800 in deferred revenue, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $362,431. While the Company has net cash provided by operations in the current period of $19,853, its working capital deficit is $58,627. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Each of the entities acquired hold commercial real estate properties. More specifically,

●	Grove Realty Partners, LLC holds a single commercial property located at 7 Grove St., Topsfield, Massachusetts.
●	Walker Partners, LLC holds a single commercial property located at 58 Main St., Topsfield, Massachusetts.

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

Cash	$13,730
Cash - escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,447,503
Deferred tax asset	458,324
Valuation allowance	(458,324)
Assets contributed	$2,492,306
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$174,837

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Land	280,333	280,333
Buildings	2,535,416	2,535,416
Leasehold Improvements	127,109	121,238
Accumulated Depreciation	(560,202)	(537,965)
Net, Real Estate Investments	2,382,656	2,399,022

As of July 31, 2014, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building
●	Status: Rented 100% occupancy. Lease term: 3-Year
●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000
●	Current Mortgage Debt: $555,912

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year
●	Owner: Grove Realty Partners, LLC
●	Purchase Price: $2.025 million
●	Current Mortgage Debt: $1,425,982

For the three month periods ending July 31, 2014 and 2013, the Company recognized rental revenues from the properties of $63,568 and $38,887, respectively. Rent for the current three-month period includes $9,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three month periods ended July 31, 2014 and 2013 totaled $22,237 and $22,431, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of July 31, 2014 is $555,912.

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

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage payable was established between the Company and its majority shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments began on May 15, 2014 in the amount of $6,536.

Future principal requirements on long-term debt for fiscal years ending after July 31, 2014 are as follows:

Related Party Mortgage Payable		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2015	--	2015	11,083
2016	--	2016	14,186
2017	--	2017	15,291
2018	1,425,982	2018	16,371
2019	--	2019	17,527
2020 and thereafter	--	2020 and thereafter	481,454
Total	$1,425,982	Total	$555,912

NOTE 7 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of July 31, 2014:

Future Rents
2015		$114,150
2016		$93,457
2017		$11,172
Thereafter	$	---
		$218,779

For the three months ended July 31, 2014, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

An aggregate of $441,684 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three months ended July 31, 2014 and July 31, 2013, the Company has imputed interest on the notes at a rate of 6.75 percent totaling $7,515 and $0 respectively.

During the three months ended July 31, 2014, the Company received $9,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the three months ended July 31, 2014, the Company recorded $7,515 as an in-kind contribution of interest imputed on shareholder loans.

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

Plan of Operations

Magnolia Lane Income Fund was incorporated in the state of Delaware on May 12, 2009 under the name Palmerston Stock Agency, Inc. We were formed to commence business as a stock agent in the wool trade.

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

As of July 31, 2014, real estate investments consisted of two properties:

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Current Mortgage Debt: $1,425,982

58 Main St. Topsfield, Ma 0198.

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000

●	Current Mortgage Debt: $555,912

For the three month period ending July 31, 2014, the Company recognized revenues of $63,568 which includes $9,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three months ended July 31, 2014 totaled $22,237.

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

We have only recently begun earning revenues from operations. The Company has an accumulated deficit of $362,431 and negative working capital of $58,627. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three months ended July 31, 2014 and 2013

Our rental revenue for the three months ended July 31, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $63,568 as compared to $38,887 in revenue for the three months ended July 31, 2013. The increase in rental revenue was primarily the result of a full three months of operations being reflected in the current period, versus the prior period which reflects revenues earned from the date of common control of May 12, 2013 to July 31, 2013. We have also increased occupancy in one of our properties in the current period resulting in an increase in revenue of approximately $3,000 per month. Operating expenses for the three months ended July 31, 2014 totaled $110,578 resulting in a loss of $47,010, as compared with operating expenses of $42,348 for the three month period ended July 31, 2013. Our operating expenses for the three months ended July 31, 2014 consisted of $25,609 in general and administrative fees, $22,500 in professional fees, $3,734 in repairs and maintenance, $22,237 in depreciation and $36,498 in interest expense.

Capital Resources and Liquidity

As of July 31, 2014 we had $31,067 cash on hand and net cash provided by operations of $19,853. Though the Company has negative working capital of $58,627, management believes our increasing cash provided by operations and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of July 31, 2014, the Company has a stockholders’ deficit of $58,627. For the three months ended July 31, 2014 and 2013, the Company’s net loss was $47,010 and $42,348, respectively. The Company’s stockholders’ deficiency is primarily due to interest expense and general administrative expenses.

Net cash provided by operating activities was $19,853 for the three months ended July 31, 2014 as compared to net cash used in operations of $(21,102) for the three months ended July 31, 2013, reflecting an increase in occupancy and rental rates.

Net cash used in investing activities was $5,871 for the three months ended July 31, 2014 and reflects monies paid for Building Improvements on our properties.

Net cash used in financing activities amounted to $2,294 for the three months ended July 31, 2014, representing the amount paid against the principle balances of our mortgages.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 7.9 % per annum and matures on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008 and the mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full.

Effective April 12, 2014, the Company refinanced the mortgage at 7 Grove Street.  The new mortgage is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536. The remaining principal balance as of July 31, 2014 is $1,425,982.

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly payments of $4,320 started on September 26, 2009.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of July 31, 2014 is $555,912.

Related Party Loans

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes.  Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

An aggregate of $4,929 was received by related parties during the three months ended July 31, 2014 for working capital purposes and debt and expenses paid on the Company’s behalf.

During the three months ended July 31, 2014, the Company received $9,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of July 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2014 furnished in XBRL).

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

MAGNOLIA LANE INCOME FUND

Date: September 15, 2014	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

