Form 10-Q
period 2014-10-31
Magnolia Lane Income Fund
filed 2014-12-15
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December15, 2014, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

October 31, 2014

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

MAGNOLIA LANE INCOME FUND

October 31, 2014

1

MAGNOLIA LANE INCOME FUND
Consolidated Balance Sheets

	October 31, 2014	April 30, 2014
	(unaudited)
ASSETS

Rental property, net	$2,364,015	$2,399,022
Cash	36,465	19,379
Restricted cash	18,593	15,559
Accounts receivable	5,358	1,750

Total Assets	$2,424,431	$2,435,710

LIABILITIES AND STOCKHOLDERS DEFICIT

Mortgage payable	$548,171	$558,176
Related party mortgage payable	1,425,982	1,425,982
Accounts payable and accrued expenses	96,550	22,500
Deferred revenue	6,515	4,800
Security deposits	2,900	1,700
Due to shareholders	448,654	441,684

Total Liabilities	2,528,772	2,454,842

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	307,611	296,109
Accumulated deficit	(412,132)	(315,421)

Total Stockholders' Deficit	(104,341)	(19,132)

Total Liabilities and Stockholders' Deficit	$2,424,431	$2,435,710

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Consolidated Statements of Operations

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

RENTAL REVENUE	$56,567	$56,530	$120,134	$95,417

OPERATING EXPENSES
Operating costs	15,836	13,858	38,446	29,347
Professional fees	30,945	6,233	53,443	13,800
Repairs and maintenance	3,539	2,606	7,273	5,467
Depreciation	22,263	21,815	44,500	44,246
Interest expense	35,713	54,106	73,183	86,993

Total operating expenses	108,296	98,618	216,845	179,853

NET LOSS	$(51,729)	$(42,088)	$(96,711)	$(84,436)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875	1,796,875	1,796,875

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Consolidated Statements of Cash Flows

	For the six months	For the six months
	Ended	Ended
	October 31, 2014	October 31, 2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,711)	$(84,436)
Adjustments to reconcile net loss to net cash used in/(provided by) operating activities:
Depreciation and amortization	44,500	44,246
Imputed interest	11,502	-
Changes in operating assets and liabilities:
Accounts receivable	(3,608)	2,750
Accounts payable and accrued expenses	74,050	(26,487)
Deferred income	1,715	-
Security deposits	1,200	(1,700)
Restricted cash	(3,034)	13,647

Net cash (used in)/provided by operating activities	29,614	(51,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(9,493)	-

Net cash used in investing activities	(9,493)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments/(proceeds) of stockholder loans	6,970	15,533
Repayments of mortgages payable	(10,005)	(6,410)
Capital contribution	-	47,414

Net cash (used in)/provided by financing activities	(3,035)	56,537

NET CHANGE IN CASH	17,086	4,557

Cash at beginning of period	19,379	5,621

Cash at end of period	$36,465	$10,178
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$6,376	$17,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$-	$2,492,306
Liabilities contributed by stockholder	$-	$2,317,469
Imputed interest on stockholder loans	$11,502	$-

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

October 31, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission. In accordance with ASC 850-50, the consolidated financial statements for the periods ended October 31, 2013 have been recast to give effect to the transaction described in Note 4 as occurring on May 13, 2013, which is the earliest date the entities were under common control.

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

Deferred Revenue

From time to time, some rental payments may be prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of October 31, 2014 and April 30, 2014, the Company had $6,515 and $4,800 in deferred revenue, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $412,132. While the Company has net cash provided by operations in the current period of $29,614, its stockholders’ deficit is $104,341. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Cash	$13,730
Cash - escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,447,503
Deferred tax asset	458,324
Valuation allowance	(458,324)
Assets contributed	$2,492,306
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$174,837

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Land	280,333	280,333
Buildings	2,535,416	2,535,416
Leasehold Improvements	130,731	121,238
Accumulated Depreciation	(582,465)	(537,965)
Net, Real Estate Investments	2,364,015	2,399,022

As of October 31, 2014, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

•	Description: 4,000 Square foot, Commercial Building
•	Status: Rented 100% occupancy. Lease term: 3-Year
•	Owner: Walker Partners, LLC
•	Purchase Price: $503,000
•	Current Mortgage Debt: $548,171

. 7 Grove St., Topsfield, Ma 01983

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space
•	Status: Rented at 100% occupancy. Lease term: 3-Year
•	Owner: Grove Realty Partners, LLC
•	Purchase Price: $2.025 million
•	Current Mortgage Debt: $1,425,982

For the three and six month periods ending October 31, 2014 and 2013, the Company recognized rental revenues from the properties of $56,567, $120,134, $56,530 and $95,417, respectively. Rent for the current three and Six month period includes $9,000 and $18,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three and six month periods ended October 31, 2014 and 2013 totaled $22,263, $44,500, $21,815, and $44,246, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of October 31, 2014 is $548,171.

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

Future principal requirements on long-term debt for fiscal years ending after October 31, 2014 are as follows:

Related Party Mortgage Payable		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2015	-	2015	3,342
2016	-	2016	14,186
2017	-	2017	15,291
2018	1,425,982	2018	16,371
2019	-	2019	17,527
2020 and thereafter	-	2020 and thereafter	481,454
Total	$1,425,982	Total	$548,171

NOTE 7 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of October 31, 2014:

Future Rents
2015	$57,583
2016	$93,457
2017	$11,172
Thereafter	$-
$162,212

For the three and six months ended October 31, 2014, two tenants represented approximately 18% and 24%, 19% and 11%, respectively of the Company’s revenue.

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

An aggregate of $448,654 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and six months ended October 31, 2014 and October 31, 2013, the Company has imputed interest on the notes at a rate of 6.75% percent totaling $11,502 and $5,467 respectively.

During the three and six months ended October 31, 2014, the Company received $9,000 and $18,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

During the six months ended October 31, 2014, the Company recorded $11,502 as an in-kind contribution of interest imputed on shareholder loans.

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

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013 we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 8 to 1 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013. A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

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

As of October 31, 2014, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove St., Topsfield, Ma 01983

•	Description: 12,000 Square foot, Business Office, Retail and Professional Space

•	Status: Rented at 100% occupancy. Lease term: 3-Year

•	Owner: Grove Realty Partners, LLC

•	Purchase Price: $2.025 million

•	Current Mortgage Debt: $1,425,982

58 Main St. Topsfield, Ma 0198.

•	Description: 4,000 Square foot, Commercial Building

•	Status: Rented 100% occupancy. Lease term: 3-Year

•	Owner: Walker Partners, LLC
•	Purchase Price: $503,000

•	Current Mortgage Debt: $548,171

For the three month period ending October 31, 2014, the Company recognized rental revenues of $56,567 which includes $9,000 from a related party who occupies an office in one of the Company’s properties.

Total operating expense for the three months ended October 31, 2014 totaled $108,296 which consists of operating costs of $15,836, professional fees of $30,945, repairs and maintenance of $3,539, depreciation of $22,263 and interest expense of $35,713.

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

We have only recently begun earning revenues from operations. The Company had an accumulated deficit of $412,132 and net cash used in operations of $29,614. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three months ended October 31, 2014 and 2013

Our rental revenue for the three months ended October 31, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $56,567 as compared to $56,530 in revenue for the three months ended October 31, 2013. The rental revenue stayed the same year over year. Operating expenses for the three months ended October 31, 2014 totaled $108,296 resulting in a loss of $51,729, as compared with operating expenses of $98,618 for the three month period ended October 31, 2013. Our operating expenses for the three months ended October 31, 2014, consisted of $15,836 in operating costs, $30,945 in professional fees, $3,539 in repairs and maintenance, $22,263 in depreciation and $35,713 in interest expense.

For the six months ended October 31, 2014 and 2013

Our rental revenue for the six months ended October 31, 2014 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $120,134 for the six months ended October 31, 2014 as compared to $95,417 in revenue for the six months ended October 31, 2013. The rental revenue increased by 24,717 from the prior year which was primarily attributable to a full six months of operations being reflected in the current period, versus the prior period which reflects revenues earned from the date of common control of May 12, 2013 to October 31, 2013. Operating expenses for the six months ended October 31, 2014 totaled $216,845 resulting in a loss of $96,711, as compared with operating expenses of $179,853 for the six month period ended October 31, 2013 resulting in a loss of $84,436. Our operating expenses for the six months ended October 31, 2014, consisted of $38,446 in operating costs, $53,443 in professional fees, $7,273 in repairs and maintenance, $44,500 in depreciation and $73,183 in interest expense.

Capital Resources and Liquidity

As of October 31, 2014 we had $36,465 cash on hand.

As of October 31, 2014, the Company had a stockholders’ deficit of $104,341. For the three months ended October 31, 2014 and 2013, the Company had a net loss of $51,729 and $42,088, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expenses and general administrative expenses.

Net cash provided by operating activities was $29,614 for the three months ended October 31, 2014 as compared to a net cash used in operation of $(51,980) for the three months ended October 31, 2013.

Net cash used in investing activities was $9,493 for the three months ended October 31, 2014.

Net cash used in financing activities amounted to $3,035 for the three months ended October 31, 2014.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of October 31, 2014 is $548,171.

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

An aggregate of $449,149 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and six months ended October 31, 2014 and October 31, 2013, the Company has imputed interest on the notes at a rate of 6.75% percent totaling $11,502 and $5,467 respectively.

During the three months ended October 31, 2014, the Company received $9,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of October 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

3.1	Amendment to Articles of Incorporation for Name Change to Magnolia Lane Income Fund

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: December 15, 2014	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

