Form 10-Q
period 2015-01-31
Magnolia Lane Income Fund
filed 2015-03-12
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 9, 2015, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

January 31, 2015

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

MAGNOLIA LANE INCOME FUND

January 31, 2015

1

MAGNOLIA LANE INCOME FUND

Consolidated Balance Sheets

	January 31, 2015	April 30, 2014
	(unaudited)
ASSETS

Rental property, net	$2,341,744	$2,399,022
Cash	13,895	19,379
Restricted cash	17,468	15,559
Accounts receivable	3,925	1,750

Total Assets	$2,377,032	$2,435,710

LIABILITIES AND STOCKHOLDERS DEFICIT

Mortgage payable	$546,700	$558,176
Related party mortgage payable	1,425,982	1,425,982
Accounts payable and accrued expenses	93,157	22,500
Deferred revenue	8,325	4,800
Security deposits	2,900	1,700
Due to shareholders	454,581	441,684

Total Liabilities	2,531,645	2,454,842

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	317,076	296,109
Accumulated deficit	(471,869)	(315,421)

Total Stockholders' Deficit	(154,613)	(19,132)

Total Liabilities and Stockholders' Deficit	$2,377,032	$2,435,710

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

RENTAL REVENUE	$62,200	$57,730	$182,334	$153,147

OPERATING EXPENSES
Operating costs	32,409	13,393	70,855	67,908
Professional fees	24,086	14,331	77,529	47,043
Repairs and maintenance	9,051	3,887	16,324	8,085
Depreciation	22,271	22,195	66,771	63,606
Interest expense	34,120	40,869	107,303	127,860

Total operating expenses	121,937	94,675	338,782	314,502

NET LOSS	$(59,737)	$(36,945)	$(156,448)	$(161,355)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.02)	$(0.09)	$(0.09)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875	1,796,875	1,796,875

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Cash Flows

	For the nine	For the nine
	months Ended	months Ended
	January 31, 2015	January 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,448)	$(161,355)
Adjustments to reconcile net loss to net cash used in/(provided by) operating activities:
Depreciation and amortization	66,771	63,606
Imputed interest	20,967	-
Changes in operating assets and liabilities:
Accounts receivable	(2,175)	13,400
Accounts payable and accrued expenses	70,657	12,647
Deferred revenue	3,525	-
Security deposits	1,200	(1,828)
Restricted cash	(1,909)	-

Net cash (used in)/provided by operating activities	2,588	(73,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(9,493)	(47,298)
Purchase of LLC interests	-	(3,000)

Net cash used in investing activities	(9,493)	(50,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	12,897	368,672
Proceeds from mortgage payable – related party	-	-
Repayments of mortgages payable	(11,476)	(269,139)
Capital contribution	-	47,414
Common stock proceeds	-	-

Net cash (used in)/provided by financing activities	1,421	146,947

NET CHANGE IN CASH	(5,484)	23,119

Cash at beginning of year	19,379	2,230

Cash at end of year	$13,895	$25,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$127,860

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$-	$2,492,306
Liabilities contributed by stockholder	$-	$2,317,469
Imputed interest on stockholder loans	$20,967	$

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

January 31, 2015

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission. In accordance with ASC 850-50, the consolidated financial statements for the periods ended October 31, 2013 have been recast to give effect to the contribution of the real estate properties, as described in Note 4, as occurring on May 13, 2013, which is the earliest date the entities were under common control.

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

Deferred Revenue

From time to time, some rental payments may be prepaid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of January 31, 2015 and April 30, 2014, the Company had $8,325 and $4,800 in deferred revenue, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $471,869, and its stockholders’ deficit is $154,613. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Cash	$13,730
Cash - escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,447,503
Deferred tax asset	458,324
Valuation allowance	(458,324)
Assets contributed	$2,492,306
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$174,837

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Land	280,333	280,333
Buildings	2,535,416	2,535,416
Building Improvements	130,731	121,238
Accumulated Depreciation	(604,736)	(537,965)
Net, Real Estate Investments	2,341,744	2,399,022

As of January 31, 2015, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building
●	Status: Rented 100% occupancy. Lease term: 3-Year
●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000
●	Current Mortgage Debt: $546,700

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year
●	Owner: Grove Realty Partners, LLC
●	Purchase Price: $2.025 million
●	Current Mortgage Debt: $1,425,982

For the three and nine month periods ending January 31, 2015 and 2014, the Company recognized rental revenues from the properties of $62,200, $57,730, $182,324 and $153,147, respectively. Rent for the current three and nine month period includes $9,000 and $27,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three and nine month periods ended January 31, 2015 and 2014 totaled $22,271, $22,195, $66,771, and $63,606, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2015 is $546,700.

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

Future principal requirements on long-term debt for fiscal years ending after January 31, 2015 are as follows:

Related Party Mortgage Payable		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2015	-	2015	1,871
2016	-	2016	14,186
2017	-	2017	15,291
2018	1,425,982	2018	16,371
2019	-	2019	17,527
2020 and thereafter	-	2020 and thereafter	481,454
Total	$1,425,982	Total	$546,700

NOTE 7 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of January 31, 2015.

Future Rents
2015	$150,435
2016	87,080
2017	18,075
Thereafter	-
$255,590

For the three and nine months ended January 31, 2015, two tenants represented approximately 17% and 14%, 17% and 14%, respectively of the Company’s revenue.

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

An aggregate of $454,581 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and nine months ended January 31, 2015, the Company has imputed interest on the notes at a rate of 6.75% percent totaling $7,635 and $20,967 respectively. The imputed interest is recorded as additional paid in capital.

During the three and nine months ended January 31, 2015, the Company received $9,000 and $27,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

During the nine months ended January 31, 2015, the Company recorded $20,967 as an in-kind contribution of interest imputed on shareholder loans.

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

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013 we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize an 8 to 1 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013. A copy of the Amendment is incorporated by reference from Form 10-Q for the Company filed December 15, 2014..

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

As of January 31, 2015, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year
●	Owner: Grove Realty Partners, LLC
●	Purchase Price: $2.025 million
●	Current Mortgage Debt: $1,425,982

58 Main St. Topsfield, Ma 0198.

●	Description: 4,000 Square foot, Commercial Building
●	Status: Rented 100% occupancy. Lease term: 3-Year
●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000
●	Current Mortgage Debt: $546,700

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Going Concern

At January 16, 2014 the Company began earning revenues from operations. The Company has an accumulated deficit of $471,869 and stockholder’s deficit of $154,613. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

For the three months ended January 31, 2015 and 2014

Revenues were $62,200 as compared to $57,730 for the three months ended January 31, 2014. The rental revenue increased a year over year as a result of normal appreciation in tenant rents over time. Operating expenses for the three months ended January 31, 2015 totaled $121,937 resulting in a loss of $59,737, as compared with operating expenses of $94,675 for the three month period ended January 31, 2014. Our operating expenses for the three months ended January 31, 2015, consisted of $32,409 in operating costs, $24,086 in professional fees, $9,051 in repairs and maintenance, $22,271 in depreciation and $34,120 in interest expense. Our operating expenses increased for the three month period ended January 31, 2015 over January 31, 2014 due to normal escalations of services based on inflation and normal operations.

For the nine months ended January 31, 2015 and 2014

Revenues were $182,334 for the nine months ended January 31, 2015 as compared to $153,147 for the nine months ended January 31, 2014. The rental revenue increased by 29,187 from the prior year which was primarily attributable to a full nine months of operations being reflected in the current period, versus the prior period which reflects revenues earned from the date of common control of May 12, 2013 to January 2014. Operating expenses for the nine months ended January 31, 2015 were $338,782 resulting in a loss of $156,448, as compared with operating expenses of $314,502 for the nine month period ended January 31, 2014 resulting in a loss of $161,355. Our operating expenses for the nine months ended January 31, 2015, consisted of $70,855 in operating costs, $77,529 in professional fees, $16,324 in repairs and maintenance, $66,771 in depreciation and $107,303 in interest expense. Our operating expenses increased for the nine month period ended January 31, 2015 over January 31, 2014 due to normal escalations of services based on inflation and normal operations.

Capital Resources and Liquidity

As of January 31, 2015 we had $13,895 cash on hand.

Net cash provided by operating activities was $2,588 for the nine months ended January 31, 2015 as compared to a net cash used in operation of $(73,530) for the nine months ended January 31, 2014.

Net cash used in investing activities was $(9,493) for the nine month ended January 31, 2015, compared with $50,298 for January 31, 2014.

Net cash provided by financing activities amounted to $1,421 for the nine months ended January 31, 2015, compared with $146,947 for January 31, 2014.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

The Company anticipates that the combination of its current cash balance, cash flows from continuing operations and availability of loans from related parties should be adequate to sustain our operations. We will seek alternative methods of financing to meet any cash shortfall.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of January 31, 2015 is $546,700.

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

An aggregate of $454,581 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and nine months ended January 31, 2015, the Company has imputed interest on the notes at a rate of 6.75% percent totaling $7,635 and $20,967 respectively.

During the three month and nine months ended January 31, 2015, the Company received $9,000 and $27,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of January 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

The Company believes these material weaknesses did not cause its consolidated financial statements to be misstated.

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

MAGNOLIA LANE INCOME FUND

Date: March 12, 2015	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

