Form 10-K
period 2015-04-30
Magnolia Lane Income Fund
filed 2015-07-31
CIK 1490490

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

As of July 28, 2015, 1,796,875 shares of common stock of the registrant were issued and outstanding.

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

In connection with the Stock Purchase Agreement, we have ceased pursuing our prior business plan and have begun focusing on our new business which is to manage and invest in real property. Our current Chief Executive Officer and sole director, Brian Woodland, has numerous years in the real estate acquisition, syndication and asset management business. We intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop, syndicate, manage and acquire property for capital appreciation.

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 1:8 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013.

On August 12, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate the Name Change and Stock Split.  FINRA also confirmed that the new stock symbol is MIFC.

Our Operating Strategy

Our business plan is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop, syndicate, manage and acquire property for capital appreciation.

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

As of April 30, 2015, real estate that we own through our subsidiaries consisted of two properties:

7 Grove Street, Topsfield, Ma 01983.

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year
●	Owner: Grove Realty Partners, LLC
●	Purchase Price: $2.025 million
●	Mortgage Debt as of April 30, 2015: $1,425,982

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building
●	Status: Rented 100% occupancy. Lease term: 3-Year
●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000
●	Mortgage Debt as of April 30, 2015: $542,694

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

Employees

As of July 28, 2015, we have no full time employees.  Our President, Chief Executive Officer and Chief Financial Officer, Brian Woodland, spends approximately 30 hours per week on the Company’s matters.  We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ qualified employees in the near future.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

Our principal office is located at 7 Grove Street, Topsfield, MA 01983. Our primary telephone number is (978) 887-5981.

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

Price Range of Common Stock

Our common stock is quoted on the OTC Pink under the symbol “MIFC.” The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. Although the stock is quoted on OTC Pink, there has been no active trading activity.

Holders

As of July 28, 2015 we had eight (8) record holders of our common stock, holding 1,796,875 shares of common stock.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

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

We did not commence business operations and on May 13, 2013, upon the change of control, we changed our business to a business plan that is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

In connection with this change of control and change of business, we have conducted a name change and reverse stock split. On August 1, 2013 we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 1:8 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013.

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

As of April 30, 2015, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of April 30, 2015: $1,425,982

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000

●	Mortgage Debt as of April 30, 2015: $542,694

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

Results of Operations

For the years ended April 30, 2015 and 2014

Our rental revenue for the fiscal year ended April 30, 2015 reflects the contribution of rental properties to the Company on January 16, 2014. Revenues were $248,351 as compared to $214,235 in revenue for the fiscal year ended April 30, 2014. The increase in rental revenue of $34,116 is primarily the result of an increase in revenue to new leasing activity (TASR and Competitive Energy) and partial annual contribution for the rents last January as the buildings were contributed in January, 2015. Operating expenses for the fiscal year ended April 30, 2015 totaled $435,645, resulting in a loss of $187,294 as compared with operating expenses of $413,335 for the fiscal year ended April 30, 2014. The increase of $22,310 in our operation expenses was primarily due to an increase in repairs, maintenance and utilities.

Capital Resources and Liquidity

As of April 30, 2015 we had $17,286 cash on hand.

As of April 30, 2015, the Company had a stockholders’ deficit of $203,694. For the fiscal years ended April 30, 2015 and 2014, the Company had a net loss of $187,294 and $199,100, respectively. The Company’s stockholders’ deficiency is primarily due to, among other reasons, interest expenses and general administrative expenses.

Net cash provided by operating activities was $13,985 for the fiscal year ended April 30, 2015 as compared to cash used in operating activities of $119,280 for the fiscal year ended April 30, 2014.

Net cash used in investing activities was $9,493 for the fiscal year ended April 30, 2015 as compared to cash used in investing activities of $50,298 for the fiscal year ended April 30, 2014.

Net cash used by financing activities amounted to $6,585 for the fiscal year ended April 30, 2015 as compared to cash used by financing activities of $186,727 for the fiscal year ended April 30, 2014.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our principal sources of liquidity include cash from rental revenue and loans from a related party to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of April 30, 2015 was $542,694.

7 Grove Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bore interest at 7.9 % per annum and was scheduled to mature on September 5, 2032.  Monthly payments of $17,775 started on October 5, 2008.  The mortgage note was secured by the property. At maturity, the balloon payment was to be due in full.

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by its majority shareholder. On that same date, a new mortgage payable was established between the Company and its majority shareholder for an amount equal to the balance that was remaining on the original mortgage. The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance. Interest only payments until maturity began on May 15, 2014 in the amount of $6,536.

Related Party Transactions

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes.  Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

An aggregate of $454,581 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the fiscal years ended April 30, 2015 and 2014, the Company has imputed interest expense of $27,991 and $0, respectively.

During the fiscal years ended April 30, 2015 and 2014, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

Item 8.         Financial Statements and Supplementary Data.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

April 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Magnolia Lane Income Fund Topsfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Magnolia Lane Income Fund (the "Company") as of April 30, 2015 and 2014, and the related consolidated statements of operations stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Lane Income Fund as of April 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the

United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $507,846 and stockholders' deficit of $203,694. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

July 29, 2015

MAGNOLIA LANE INCOME FUND

Consolidated Balance Sheets

	April 30, 2015	April 30, 2014
		As Revised
		(See Note 2)

ASSETS

Rental property, net	$2,289,618	$2,373,763
Cash	17,286	19,379
Restricted cash	13,799	15,559
Accounts receivable	1,225	1,750

Total Assets	$2,321,928	$2,410,451

LIABILITIES AND STOCKHOLDERS DEFICIT

Mortgage payable	$542,694	$558,176
Related party mortgage payable	1,425,982	1,425,982
Accounts payable and accrued expenses	103,465	22,500
Deferred revenue	-	4,800
Security deposits	2,900	1,700
Loans payable – related parties	450,581	441,684

Total Liabilities	2,525,622	2,454,842

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	303,972	275,981
Accumulated deficit	(507,846)	(320,552)

Total Stockholders' Deficit	(203,694)	(44,391)

Total Liabilities and Stockholders' Deficit	$2,321,928	$2,410,451

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	April 30, 2015	April 30, 2014
		As Revised
		(See Note 2)

RENTAL REVENUE	$248,351	$214,235

OPERATING EXPENSES
Operating costs	91,813	72,443
Professional fees	91,764	62,275
Repairs and maintenance	20,519	18,161
Depreciation	93,638	90,228
Interest expense	137,911	170,228

Total operating expenses	435,645	413,335

NET LOSS	$(187,294)	$(199,100)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.10)	$(0.11)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	April 30, 2015	April 30, 2014
		As Revised
		(See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,294)	$(199,100)
Adjustments to reconcile net loss to net cash used in/(provided by) operating activities:
Depreciation and amortization	93,638	90,228
Imputed interest	27,991	-
Changes in operating assets and liabilities:
Accounts receivable	525	13,300
Accounts payable and accrued expenses	80,965	(17,144)
Deferred revenue	(4,800)	4,800
Security deposits	1,200	(1,828)
Restricted cash	1,760	(9,536)

Net cash provided by / (used in) operating activities	13,985	(119,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building Improvements	(9,493)	(47,298)
Purchase of LLC interests	-	(3,000)

Net cash used in investing activities	(9,493)	(50,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	8,897	441,684
Proceeds from mortgage payable - related party	-	1,425,982
Repayments of mortgages payable	(15,482)	(1,728,353)
Capital contribution	-	47,414

Net cash (used in)/provided by financing activities	(6,585)	186,727

NET CHANGE IN CASH	(2,093)	17,149

Cash at beginning of year	19,379	2,230

Cash at end of year	$17,286	$19,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$106,921	$127,860

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed by stockholder	$-	$2,492,306
Liabilities contributed by stockholder	$-	$2,317,469
Imputed interest on stockholder loans	$27,991	$-

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statement of Stockholders' Deficit

			ADDITIONAL			TOTAL
		COMMON	PAID-IN		ACCUMULATED	STOCKHOLDERS'
	SHARES	STOCK	CAPITAL		DEFICIT	DEFICIENCY

Total, April 30, 2013	1,796,875	$180	$73,858		$(121,452)	$(47,414)

Capital Contribution			47,414			47,414

Net assets contributed from entity under common control			154,709	*		154,709	*

Net Loss				*	(199,100)*	(199,100	)*

Total, April 30, 2014	1,796,875	$180	$275,981	*	$(320,552)*	$(44,391	)*

Imputed interest on related party debt	-	-	27,991			27,991

Net Loss					(187,294)	(187,294)

Total, April 30, 2015	1,796,875	$180	$303,972		$(507,846)	$(203,694)

* Prior-period amounts have been revised to reflect an immaterial adjustment of additional paid-in capital and depreciation expense. Summary of Significant Accounting Policies Note 2, Revisions of previous issued financial statements.

See accompanying notes to the consolidated financial statements.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

As of and for the Years Ended April 30, 2015 and 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Stock Purchase Agreement, we have ceased pursuing our prior business plan and have begun focusing on our new business which is to manage and invest in real property. Our current Chief Executive Officer, Chief Financial Officer and sole director, Brian Woodland, has numerous years in the real estate acquisition, syndication and asset management business. We intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop property, syndicate, manage and acquire property for capital appreciation.

On January 16, 2014, the Company entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (a shareholder). Pursuant to the Agreement, all rights, title and interest of two commercial real estate properties in Massachusetts were contributed to the Company. (See Note 4)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission.

Revisions of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements of the Company for the year ended April 30, 2015, the Company identified certain errors in its previously issued consolidated financial statements for the year ended April 30, 2014. The errors related to the understatement of depreciation expense due to an incorrect allocation of cost between the building and land on one of its properties.

In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Statements of Income, Balance Sheets, Shareholders Equity and Cash Flows, also codified in ASC 250, management assessed the materiality of the errors from a qualitative and quantitative basis and concluded that these errors were immaterial to its previously issued consolidated financial statements. Management concluded that the errors were material if not corrected in the current years’ consolidated financial statements. Therefore, in accordance with ASC 250, the consolidated financial statements as of April 30, 2014, which are presented herein, have been revised in this 2015 Annual Report on Form 10-K.

	April 30, 2014
	As	As Previously
Balance Sheet	revised	presented	Difference
Rental property, net	$2,373,763	$2,399,022	$(25,259)
Additional paid-in capital	275,981	296,109	(20,128)
Accumulated deficit	$(320,552)	$(315,421)	$(5,131)

Income Statement
Depreciation expense	$90,228	$85,097	$5,131
Net Loss	$(199,100)	$(193,969)	$(5,131)

Cash flows
Net Loss	$(199,100)	$(193,969)	$(5,131)
Depreciation expense	$90,228	$85,097	$5,131

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.11)	$(0.11)	$-

Principles of consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC and Grove Realty Partners, LLC.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements. The Company’s restricted cash is reserved for real estate taxes on both of its properties.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At April 30, 2015, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2015, 2014, and 2013 tax years.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of April 30, 2015 and 2014, the Company had $0 and $4,800 in deferred revenue, respectively.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $507,846 and a stockholders’ deficit of $203,694. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The Company recorded the contribution at carrying value. The net of $2,472,178 in assets contributed and $2,317,469 in liabilities assumed was recorded as a contribution of capital to the Company in the amount of $154,709.

Cash	$13,730
Cash – escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,427,375
Deferred tax asset	458,324
Valuation allowance on deferred tax asset	(458,324)
Assets contributed	$2,472,178
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$154,709

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at April 30, 2015 and April 30, 2014:

	April 30, 2015	April 30, 2014 As Revised See Note 2
Land	120,733	120,733
Buildings	2,695,016	2,695,016
Leasehold Improvements	130,731	121,238
Accumulated Depreciation	(656,862)	(563,224)
Net, Real Estate Investments	2,289,618	2,373,763

As of April 30, 2014, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of April 30, 2015: $542,694

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of April 30, 2015: $1,425,982

For the years ended April 30, 2015 and 2014, the Company recognized revenues of $248,351 and $214,235, respectively. Rent for the year ended April 30, 2015 and 2014 included $36,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the years ended April 30, 2015 and 2014 totaled $93,638 and $90,228, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of April 30, 2015 and 2014 is $542,694 and $558,177, respectively.

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

Future principle requirements on long-term debt for fiscal years ending after April 30, 2015 are as follows:

Mortgage Payable - Related Party		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2016	$-	2016	$12,051
2017	-	2017	15,291
2018		2018	16,371
2019	-	2019	17,527
2020 and thereafter	1,425,982	2020 and thereafter	481,454
Total	$1,425,982	Total	$542,694

NOTE 7 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of April 30, 2015:

Future Rents
2015	$88,236
2016	93,457
2017	11,172
Thereafter	-
$192,865

For the year ended April 30, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue. For the year ended April 30, 2014, two tenants represented approximately 19% and 15% of the Company’s revenue.

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

An aggregate of $454,581 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the year ended April 30, 2015 and 2014 the Company imputed interest expense of $27,991 and $0, respectively.

During the years ended April 30, 2015 and 2014, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

Capital Contribution

As a result of the contribution of member interests of Grove Realty Partners, LLC and Walker Partners, LLC on January 16, 2014, the Company recorded $154,709 as contributed capital, representing the net of assets acquired and liabilities assumed.

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

At April 30, 2015, the Company has net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $389,317 that may be offset against future taxable income through 2035.  Due to changes in ownership, approximately $121,000 of the NOL carry-forward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. At this time, the amount of the limitation has not been determined, since the Company has not completed its Section 382 study. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. No tax benefit has been reported with respect to these deferred tax assets in the accompanying financial statements because of Management’s assertion that it is more likely than not that the Company’s deferred tax assets of $596,111 will not be realized and accordingly, the deferred tax assets are offset by a full valuation allowance.

Deferred Tax Assets	April 30, 2015	April 30, 2014
Net Operating Loss	$155,727	$68,631
Book to tax basis difference on depreciable assets	440,384	480,016
Total Deferred Tax Asset	596,111	548,647
Valuation allowance	(596,111)	(548,647)
Net Deferred Tax Asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2015 due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of April 30, 2015.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (the fourth quarter of the fiscal year ended April 30, 2015) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officer and director as of July 28, 2015. Our executive officer and director is elected annually by our Board of Directors. Our executive officer hold their offices until they resign, are removed by the Board, or his or her successor is elected and qualified.

Name	Age	Position
Brian Woodland	43	President, Chief Executive Officer, Chief Financial Officer and Director

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

Family Relationships

Because Mr. Woodland serves as our sole executive officer and director, there are no family relationships between our director and executive officer.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based our  review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended April 30, 2015.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Brian Woodland, President,	2015	$0	0	0	0	0	0	$0	$0
Chief Executive Officer, Chief Financial Officer	2014	$0	0	0	0	0	0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards at April 30, 2015.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of July 28, 2015. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below. As of July 28, 2015, 1,796,875 shares of our common stock were issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Class
Director and Officer
Brian Woodland, President and Chief Executive Officer 7 Grove Street Topsfield, MA 01983	1,581,251	(1)	87.99%

(1)	Owned indirectly through Magnolia Lane Financial, Inc, Phalanx Partners, LLC and WS Advantage LP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

An aggregate of $8,897 was received by related parties during the twelve-months for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand.

During the twelve months ended April 30, 2015, the Company received $36,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2015 and 2014, we were billed approximately $68,300 and 26,500 by Baker Tilly Virchow Krause, LLP (formerly, Holtz Rubenstein Reminick, LLP) for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no other fees for audit related services for the years ended April 30, 2015 and 2014.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2015 and 2014, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services .

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (to the Form 10-K for the fiscal year ended April 30, 2015 furnished in XBRL).

(1)	Incorporated by reference to the registration statement on Form S-1 filed with Securities and Exchange Commission on November 12, 2010.
(2)	Incorporated by reference to the registration statement on Form 10-Q filed with Securities and Exchange Commission on July 30, 2014.

(*) Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 31, 2015	MAGNOLIA LANE INCOME FUND

	By:	/s/ Brian Woodland
Brian Woodland
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

