Form 10-Q
period 2015-07-31
Magnolia Lane Income Fund
filed 2015-09-16
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 15, 2015, there were 1,796,875 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

July 31, 2015

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

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Balance Sheets

	July 31, 2015	April 30, 2015

ASSETS	(Unaudited)

Rental property, net	$2,266,005	$2,289,618
Cash	14,534	17,286
Restricted cash	15,608	13,799
Accounts receivable	1,925	1,225

Total Assets	$2,298,072	$2,321,928

LIABILITIES AND STOCKHOLDERS DEFICIT

Mortgage payable	$538,486	$542,694
Related party mortgage payable	1,425,982	1,425,982
Accounts payable and accrued expenses	118,697	103,465
Security deposits	2,900	2,900
Due to shareholders	450,581	450,581

Total Liabilities	2,536,646	2,525,622

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock: par value $0.0001; 100,000,000 shares authorized;
None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized;
1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	311,575	303,972
Accumulated deficit	(550,329)	(507,846)

Total Stockholders' Deficit	(238,574)	(203,694)

Total Liabilities and Stockholders' Deficit	$2,298,072	$2,321,928

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
	July 31, 2015	July 31, 2014
REVENUE
Rental revenue	$62,818	$63,568

OPERATING EXPENSES
Operating costs	11,954	25,609
Professional fees	38,122	22,500
Repairs and maintenance	6,164	3,734
Depreciation	23,613	22,237
Interest expense	33,956	36,498

Total operating expenses	113,809	110,578

LOSS FROM OPERATIONS	(50,991)	(47,010)

OTHER INCOME
Insurance proceeds	8,508	-

NET LOSS	$(42,483)	$(47,010)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.03)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three	For the three
	months ended	months ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,483)	$(47,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,613	22,237
Imputed interest	7,603	7,515
Changes in operating assets and liabilities:
Accounts receivable	(700)	(58)
Accounts payable and accrued expenses	15,232	42,398
Deferred income	-	(4,010)

Net cash provided by operating activities	3,265	21,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,809)	(1,219)
Building Improvements	-	(5,871)

Net cash used in investing activities	(1,809)	(7,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	(30)
Repayments of mortgages payable	(4,208)	(2,264)

Net cash used in financing activities	(4,208)	(2,294)

NET CHANGE IN CASH	(2,752)	11,688

Cash at beginning of period	17,286	19,379

Cash at end of period	$14,534	$31,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$6,745	$6,376

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest on stockholder loans	$7,603	$7,515

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended July 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

On January 16, 2014, the Company entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (a shareholder). Pursuant to the Agreement, all rights, title and interest of two commercial real estate properties in Massachusetts were contributed to the Company. (See Note 5)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC and Grove Realty Partners, LLC.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At July 31, 2015, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of July 31, 2015 and April 30, 2015, the Company had $0 and $0 in deferred revenue, respectively.

Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $550,329 and a stockholders’ deficit of $238,574. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – ASSETS CONTRIBUTED

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

Cash	$13,730
Cash – escrow	6,023
Accounts receivable	15,050
Related Party note receivable	10,000
Real property, net	2,427,375
Deferred tax asset	458,324
Valuation allowance on deferred tax asset	(458,324)
Assets contributed	$2,472,178
Security deposits	(3,528)
Mortgage notes payable	(2,313,941)
Liabilities assumed	$(2,317,469)

Net assets contributed	$154,709

NOTE 6 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
Land	120,733	120,733
Buildings	2,695,016	2,695,016
Leasehold Improvements	130,731	130,731
Accumulated Depreciation	(680,475)	(656,862)
Net, Real Estate Investments	2,266,005	2,289,618

As of July 31, 2015, real estate investments consisted of two properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of July 31, 2015: $538,486

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of July 31, 2015: $1,425,982

For the three months ended July 31, 2015 and 2014, the Company recognized revenues of $62,818 and $63,568, respectively. Rent for the three months ended July 31, 2015 and 2014 included $9,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the three months ended July 31, 2015 and 2014 totaled $23,613 and $22,237, respectively.

NOTE 7 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of July 31, 2015 and April 30, 2015 is $538,486 and $542,694, respectively.

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

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage payable was established between the Company and the shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments began on May 15, 2014 in the amount of $6,536 per month.

Future principle requirements on long-term debt for fiscal years ending after July 31, 2015 are as follows:

Mortgage Payable - Related Party		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2016	$-	2016	$7,798
2017	-	2017	15,291
2018		2018	16,371
2019	-	2019	17,527
2020 and thereafter	1,425,982	2020 and thereafter	481,499
Total	$1,425,982	Total	$538,486

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of July 31, 2015:

Future Rents
2015	$100,270
2016	37,999
2017	14,400
2018	8,400
Thereafter	-
$161,069

For the three months ended July 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue. For the three months ended July 31, 2014, two tenants represented approximately 17% and 14% of the Company’s revenue.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

An aggregate of $450,581 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three months ended July 31, 2015 and 2014 the Company imputed interest expense of $7,603 and $7,515, respectively.

During the three months ended July 31, 2015 and 2014, the Company received $9,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

During the three months ended July 31, 2015 and 2014 the Company paid a related party $19,608 for principal and interest payments.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001.

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Additional paid in Capital

During the three months ended July 31, 2015 the Company recorded imputed interest on stockholders loans of $7,603

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

As of July 31, 2015, real estate that we, through our subsidiaries, owned consisted of two properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space
●	Status: Rented at 100% occupancy. Lease term: 3-Year
●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of July 31, 2015: $1,425,982

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC
●	Purchase Price: $503,000

●	Mortgage Debt as of July 31, 2015: $538,486

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

Results of Operations

For the three months ended July 31, 2015 and 2014

Our rental revenue for the three months ended July 31, 2015 was $62,818 as compared to $63,568 in revenue for the three months ended July 31, 2014. Operating expenses for the three months ended July 31, 2015 totaled $113,809 resulting in a loss of $50,991, as compared with operating expenses of $110,578 for the three month period ended July 31, 2014. Our operating expenses for the three months ended July 31, 2015 consisted of $11,954 in general and administrative fees, $38,122 in professional fees, $6,164 in repairs and maintenance, $23,613 in depreciation and $33,956 in interest expense.

Capital Resources and Liquidity

For the three months ended July 31, 2015 and 2014

As of July 31, 2015 we had $14,534 cash on hand and net cash provided by operations of $3,265. Though the Company has negative working capital of $552,819, management believes our increasing cash provided by operations and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of July 31, 2015, the Company has a stockholders’ deficit of $238,574. For the three months ended July 31, 2015 and 2014, the Company’s net loss was $42,483 and $47,010, respectively. The Company’s stockholders’ deficiency is primarily due to recurring losses.

Net cash provided by operating activities was $3,265 for the three months ended July 31, 2015 as compared to net cash provided by operations of $21,072 for the three months ended July 31, 2014, reflecting a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $1,809 for the three months ended July 31, 2015 and reflects monies paid for Building Improvements on our properties.

Net cash used in financing activities amounted to $4,208 for the three months ended July 31, 2015, representing the amount paid against the principle balances of our mortgages.

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

Effective April 12, 2014, the Company refinanced the mortgage at 7 Grove Street.  The new mortgage is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments will begin on May 15, 2014 in the amount of $6,536. The remaining principal balance as of July 31, 2015 is $1,425,982.

On January 16, 2014, the Company acquired a mortgage note payable to a third-party, unrelated to the seller, on a property located at 7 Grove Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly payments of $4,320 started on September 26, 2009.  The mortgage note is secured by a mortgage on the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of July 31, 2015 is $538,486.

Related Party Loans

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes.  Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

During the three months ended July 31, 2015, the Company received $9,000 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

The Company paid a related party $19,608 for principal and interest payments during the three months ended July 31, 2015.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of July 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2015 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: September 16, 2015	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

