Form 10-Q
period 2015-10-31
Magnolia Lane Income Fund
filed 2015-12-21
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of December 21, 2015, there were 2,169,872 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

October 31, 2015

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

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Balance Sheets

	October 31, 2015	April 30, 2015
	(Unaudited)
ASSETS

Rental property, net	$3,433,520	$2,289,618
Cash	7,149	17,286
Restricted cash	16,966	13,799
Accounts receivable	4,689	1,225

Total Assets	$3,462,324	$2,321,928

LIABILITIES AND STOCKHOLDERS EQUITY / (DEFICIT)

Cash overdraft	$1,536	$-
Mortgage payable	534,220	542,694
Related party mortgage payable	1,425,982	1,425,982
Secured line of credit	760,355
Accounts payable and accrued expenses	125,634	103,465
Security deposits	2,900	2,900
Due to shareholders	503,000	450,581

Total Liabilities	3,353,627	2,525,622

Commitments and Contingencies

STOCKHOLDERS' EQUITY / (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 1,796,875 and 1,796,875 shares issued and outstanding, respectively	180	180
Additional paid-in capital	319,178	303,972
Non-controlling interest	429,363	-
Accumulated equity / (deficit)	(640,024)	(507,846)

Total Stockholders' Equity / (Deficit)	108,697	(203,694)

Total Liabilities and Stockholders' Equity / (Deficit)	$3,462,324	$2,321,928

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
REVENUE
Rental revenue	$64,017	$56,567	$126,835	$120,134

OPERATING EXPENSES
Operating costs	40,840	15,836	52,794	38,446
Professional fees	49,707	30,945	87,829	53,443
Repairs and maintenance	3,673	3,539	9,837	7,273
Depreciation	23,611	22,263	47,224	44,500
Interest expense	37,289	35,713	71,245	73,183

Total operating expenses	155,120	108,296	268,929	216,845

LOSS FROM OPERATIONS	(91,103)	(51,729)	(142,094)	(96,711)

OTHER INCOME
Insurance proceeds	-	-	8,508	-

NET LOSS	(91,103)	(51,729)	(133,586)	(96,711)
NET LOSS – ATTRIBUTABLE TO NON CONTROLLING INTREST	$(1,408)	$-	$(1,408)	$-

NET LOSS – ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(89,695)	$(51,729)	$(132,178)	$(96,711)
NET LOSS PER COMMON SHARE

- BASIC AND DILUTED:	$(0.05)	$(0.03)	$(0.07)	$(0.05)

Weighted average common shares outstanding
- basic and diluted	1,796,875	1,796,875	1,796,875	1,796,875

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six	For the six
	months ended	months ended
	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,178)	$(96,711)
Adjustments to reconcile net loss to net cash provided by/ (used in ) operating activities:
Depreciation and amortization	47,224	44,500
Imputed interest	15,206	11,502
Changes in operating assets and liabilities:
Accounts receivable	(3,464)	(3,608)
Accounts payable and accrued expenses	22,169	74,050
Deferred income	-	1,715
Security deposits	-	1,200

Net cash provided by/ (used in) operating activities	(51,043)	32,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from non interest control party	429,363	-
Purchase of building	(1,191,126)	-
Building Improvements	-	(9,493)
Restricted cash	(3,167)	(3,034)

Net cash used in investing activities	(764,930)	(12,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	52,419	6,970
Proceeds from line of credit	760,355
Repayments of mortgages payable	(8,474)
Cash over draft	1,536	(10,005)

Net cash provided by / (used in) financing activities	805,836	(3,035)

NET CHANGE IN CASH	(10,137)	17,086

Cash at beginning of period	17,286	19,379

Cash at end of year	$7,149	$36,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$8,473	$6,376

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended October 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

On January 16, 2014, the Company entered into an LLC Membership Interest Purchase and Sale Agreement with Magnolia Lane Financial, Inc. (a shareholder). Pursuant to the Agreement, all rights, title and interest of two commercial real estate properties in Massachusetts were contributed to the Company. (See Note 6)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC, Grove Realty Partners, LLC. and our 64% subsidiary Butler LLC. From October 15, 2015.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At October 31, 2015, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of October 31, 2015 and April 30, 2015, the Company had $0 and $0 in deferred revenue, respectively.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $640,024 and cash used in operations of $51,043. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015
Land	358,958	120,733
Buildings	3,647,917	2,695,016
Leasehold Improvements	130,731	130,731
Accumulated Depreciation	(704,086)	(656,862)
Net, Real Estate Investments	3,433,520	2,289,618

As of October 31, 2015, real estate investments consisted of three properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of October 31, 2015: $534,220

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of October 31, 2015: $1,425,982

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin , LLC

●	Purchase Price: $1.19 million

For the three and six months ended October 31, 2015 and 2014, the Company recognized revenues of $64,017, $56,567, $126,835 and $120,134, respectively. Rent for the three and six months ended October 31, 2015 and 2014 included $9,000 and $18,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the six months ended October 31, 2015 and 2014 totaled $47,224 and $44,500, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of October 31, 2015 and April 30, 2015 is $534,220 and $542,694, respectively.

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

Future principle requirements on long-term debt for fiscal years ending after October 31, 2015 are as follows:

Mortgage Payable - Related Party		Mortgage Payable
For fiscal year ending	Future Payout	For fiscal year ending	Future Payout
2016	$-	2016	$3,532
2017	-	2017	15,291
2018		2018	16,371
2019	-	2019	17,527
2020 and thereafter	1,425,982	2020 and thereafter	481,499
Total	$1,425,982	Total	$534,220

NOTE 7– SECURED LINE OF CREDIT

On October 14, 2015, by, between and among Grove Realty Partners and Brian Woodland, Individually entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland.

The revolving line of credit note with has an option to convert a term (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (2.842% as of October 31, 2015), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of October 31, 2015 the Company has drawn down a total of $760,355 and recorded accrued interest of $1,862.

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of October 31, 2015:

Future Rents
2015	$61,100
2016	37,999
2017	14,400
2018	8,400
Thereafter	-
$121,899

For the six months ended October 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue. For the six months ended October 31, 2014, two tenants represented approximately 19% and 11% of the Company’s revenue.

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

An aggregate of $503,000 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three months ended October 31, 2015 and 2014 the Company imputed interest expense of $7,603 and $7,515, respectively. During the six months ended October 31, 2015 the related party advanced the Company an additional $52,419 to fund operations.

During the three and six months ended October 31, 2015 and 2014, the Company received $9,000, $9,000, $18,000 and $18,000 , respectively in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

During the three and six months ended October 31, 2015 and 2014 the Company paid a related party $19,608, 19,608, $39,216 and $39,216, respectively for principal and interest payments.

NOTE 10 – NON-CONTROLLING INTERESTS

On October 15, 2015 the Company paid a total of $761,355 to a related party entity for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC. As such, the Company recorded the Asset at its historical cost. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. As of October 31, 2015, our condensed consolidated balance sheets reflected total non-controlling interests of ($429,363) which represent the equity portion of our subsidiary held by non-controlling investors in Butler Cabin.

Land	$955,172
Building	235,954
Net Assets	$1,191,126

NOTE 11 - STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001.

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Additional paid in Capital

During the three and six months ended October 31, 2015 the Company recorded imputed interest on stockholders loans of $7,603 and $15,206, respectively

NOTE 12 – SUBSEQUENT EVENTS

On November 1, 2015 WS Advantage elected to convert its mortgage $1,425,982 in Grove Realty into 203,711 shares of common stock ($7.00 per share).

On November 1, 2015 the Company issue 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. (See Note 10).

On November 9, 2015 the Company borrowed an additional $200,000 under its secured line of credit. (See Note 7).

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

On October 15, 2015 the Company paid a total of $761,355 to a related party entity for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC.

As of October 31, 2015, real estate that we, through our subsidiaries, owned consisted of three properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt as of October 31, 2015: $1,425,982

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of October 31, 2015: $534,220

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin , LLC

●	Purchase Price: $1.19 million

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the three months ended October 31, 2015 and 2014

Our rental revenue for the three months ended October 31, 2015 was $64,017 as compared to $56,567 in revenue for the three months ended October 31, 2014. Operating expenses for the three months ended October 31, 2015 totaled $155,210 resulting in a loss of $89,695, as compared with operating expenses of $108,296 for the three month period ended October 31, 2014. Our operating expenses for the three months ended October 31, 2015 consisted of $40,840 in operating costs, $49,707 in professional fees, $3,673 in repairs and maintenance, $23,611 in depreciation and $37,289 in interest expense. Our operating expenses for the three months ended October 31, 2014, consisted of $15,836 in operating costs, $30,945 in professional fees, $3,539 in repairs and maintenance, $22,263 in depreciation and $35,713 in interest expense.

For the six months ended October 31, 2015 and 2014

Revenues were $126,835 for the six months ended October 31, 2015 as compared to $120,134 in revenue for the six months ended October 31, 2014, an increase in revenue of $6,701. Operating expenses for the six months ended October 31, 2015 totaled $268,929 resulting in a loss from operations of $142,094, as compared with operating expenses of $216,845 for the six month period ended October 31, 2014 resulting in a loss of $96,711. Our operating expenses for the six months ended October 31, 2015, consisted of $52,794 in operating costs, $87,829 in professional fees, $9,837 in repairs and maintenance, $47,224 in depreciation and $71,245 in interest expense. Our operating expenses for the six months ended October 31, 2014, consisted of $38,446 in operating costs, $53,443 in professional fees, $7,273 in repairs and maintenance, $44,500 in depreciation and $73,183 in interest expense.

Capital Resources and Liquidity

We have incurred an accumulated loss of $640,024 since inception which indicates substantial doubt as to our ability to continue as a going concern.

As of October 31, 2015 we had $7,149 cash on hand and net cash used in operations of $51,043. Management believes our increasing cash provided by operations and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of October 31, 2015, the Company has a stockholders’ equity of $108,697. For the six months ended October 31, 2015 and 2014, the Company’s net loss was $132,178 and $96,711, respectively.

Net cash used in operating activities was $(51,043) for the six months ended October 31, 2015 as compared to net cash provided by operations of $32,648 for the six October 31, 2015, reflecting a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $(764,930) for the six months ended October 31, 2015 and reflects monies paid for the membership interest in Butler Cabin, LLC of $1,191,126 in which was partially offset by cash acquired from the non controlling interest of $429,363.

Net cash used in financing activities amounted to $805,836 for the six months ended October 31, 2015, and reflects proceeds from a line of credit of $760,355, advances from shareholders of $52,419 which was partially offset by mortgage repayments of $8,474.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75 % per annum and matures on August 26, 2019.  Monthly payments of $4,320 started on September 26, 2009 and the mortgage note is secured by a mortgage on the property. At maturity, a balloon payment of $484,454 will be due in full.

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

SECURED LINE OF CREDIT

On October 14, 2015, by, between and among Grove Realty Partners and Brian Woodland, Individually entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and well as the personal guarantee by Brian Woodland.

The revolving line of credit note with has an option to convert a term (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (2.842% as of October 31, 2015), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of October 31, 2015 the Company has drawn down a total of $760,355 and recorded accrued interest of $1,862.

Related Party Loans

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

An aggregate of $503,000 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the six months ended October 31, 2015 and 2014 the Company imputed interest expense of $15,206 and $11,502, respectively. During the six months ended October 31, 2015 the related party advanced the Company an additional $52,419 to fund operations.

During the three and six months ended October 31, 2015 and 2014, the Company received $9,000, $9,000, $18,000 and $18,000 , respectively in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

During the three and six months ended October 31, 2015 and 2014 the Company paid a related party $19,608, 19,608, $39,216 and $39,216, respectively for principal and interest payments.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of October 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On October 15, 2015 the Company paid a total of $761,355 to a related party entity for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC.

On November 1, 2015 the Company issued 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC.

On October 14, 2015, by, between and among Grove Realty Partners and Brian Woodland, Individually entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland.

The revolving line of credit note with has an option to convert a term (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (2.842% as of October 31, 2015), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of October 31, 2015 the Company has drawn down a total of $760,355 and recorded accrued interest of $1,862.

On November 9, 2015, the Company withdrew an additional $200,000 from the secured line of credit.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2015 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: December 21, 2015	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

