Form 10-Q
period 2016-01-31
Magnolia Lane Income Fund
filed 2016-03-10
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

Or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54379

MAGNOLIA LANE INCOME FUND

(Exact name of registrant as specified in its charter)

Nevada
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of March 10, 2016, there were 2,000,586 shares of common stock, par value $.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

January 31, 2016

i

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

ii

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Balance Sheets

	January 31, 2016	April 30, 2015
	(Unaudited)
ASSETS
Rental property, net	$3,405,195	$2,289,618
Cash	228,225	17,286
Restricted cash	2,245	13,799
Prepaid expenses	1,731	-
Accounts receivable	9,300	1,225

Total Assets	$3,646,696	$2,321,928

LIABILITIES AND STOCKHOLDERS EQUITY / (DEFICIT)

Mortgage payable	$529,903	$542,694
Related party mortgage payable	-	1,425,982
Secured line of credit	956,113	-
Accounts payable and accrued expenses	10,931	103,465
Deferred income	6,250	-
Security deposits	2,900	2,900
Due to shareholders	504,218	450,581

Total Liabilities	2,010,315	2,525,622

Commitments and Contignencies

STOCKHOLDERS' EQUITY / (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 2,000,586 and 1,796,875 shares issued and outstanding, respectively	200	180
Additional paid-in capital	1,870,357	303,972
Accumulated deficit	(664,279)	(507,846)
Total Magnolia Lane Income Fund stockholders’ Equity (Deficit)	1,206,278	(203,694)
Non-controlling interest	403,103	-
Total Stockholders' Equity / (Deficit)	1,636,381	(203,694)

Total Liabilities and Stockholders' Equity / (Deficit)	$3,646,696	$2,321,928

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the Nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
REVENUE
Rental revenue	$76,843	$62,200	$203,678	$182,334

OPERATING EXPENSES
Operating costs	37,174	32,409	89,968	70,855
Professional fees	11,794	24,086	99,623	77,529
Repairs and maintenance	5,853	9,051	15,690	16,324
Depreciation	25,594	22,271	72,818	66,771
Interest expense	18,943	34,120	90,188	107,303

Total operating expenses	99,358	121,937	368,287	338,782

LOSS FROM OPERATIONS	(22,515)	(59,737)	(164,609)	(156,448)

OTHER INCOME
Insurance proceeds	-	-	8,508	-

NET LOSS	$(22,515)	$(59,737)	$(156,101)	$(156,448)

NET INCOME - ATTRIBUTABLE TO NON CONTROLLING INTEREST	1,740	-	332	-
NET LOSS - ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(24,255)	$(59,737)	$(156,433)	$(156,448)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.03)	$(0.08)	$(0.09)

Weighted average common shares outstanding
- basic and diluted	2,000,586	1,796,875	1,864,041	1,796,875

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,433)	$(156,448)
Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation and amortization	72,818	66,771
Imputed interest	22,798	20,967
Changes in operating assets and liabilities:
Accounts receivable	(8,075)	(2,175)
Prepaid expenses	(1,731)
Accounts payable and accrued expenses	25,091	70,657
Deferred income	6,250	3,525
Security deposits	-	1,200
Restricted cash	11,554	(1,909)

Net cash provided by (used in) operating activities	(27,728)	2,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building	(1,188,395)	-
Building Improvements	-	(9,493)

Net cash used in investing activities	(1,188,395)	(9,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired from non interest control party	430,103	-
Advances from shareholders	53,637	12,897
Proceeds from line of credit	956,113
Repayments of mortgages payable	(12,791)	(11,476)

Net cash provided by financing activities	1,427,062	1,421

NET CHANGE IN CASH	210,939	(5,484)

Cash at beginning of period	17,286	19,379

Cash at end of year	$228,225	$13,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$8,473	$-

Conversion of related party loan payable and accrued interest to common stock	$1,565,094	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended January 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Magnolia Lane Income Fund, formerly known as Palmerston Stock Agency, Inc.  (the “Company,” ”We,” “Ours,” “Us”), was incorporated on May 12, 2009 under the laws of the State of Delaware. On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.  The Company was originally formed to commence business as a stock agent in the wool trade.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At January 31, 2016, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of January 31, 2016 and April 30, 2015, the Company had $6,250 and $0 in deferred revenue, respectively.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $664,279 and cash used in operations of $27,728. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at January 31, 2016 and April 30, 2015:

	January 31, 2016	April 30, 2015
	(unaudited)
Land	358,958	120,733
Buildings	3,647,917	2,695,016
Leasehold Improvements	130,731	130,731
Accumulated Depreciation	(732,411)	(656,862)
Net, Real Estate Investments	3,405,195	2,289,618

As of January 31, 2016, real estate investments consisted of three properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of January 31, 2016: $529,903

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

For the three and nine months ended January 31, 2016 and 2015, the Company recognized revenues of $76,843, $203,678, $62,200 and $182,334, respectively. Rent for the three and nine months ended January 31, 2016 and 2015 included $18,615, $36,815, $9,000 and $27,000 from a related party who occupies an office in one of the Company’s properties.

Depreciation expense for the nine months ended January 31, 2016 and 2014 totaled $72,818 and $66,771, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of January 31, 2016 and April 30, 2015 is $529,903 and $542,694, respectively.

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

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage payable was established between the Company and the shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments began on May 15, 2014 in the amount of $6,536 per month. On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share). The transaction with the related party was valued at historical cost.

Future principle requirements on long-term debt for fiscal years ending after January 31, 2016 are as follows:

Mortgage Payable
For fiscal year ending	Future Payout
2017	$14,506
2018	16,371
2019	17,527
2020 and thereafter	481,499
Total	$529,903

NOTE 7– SECURED LINE OF CREDIT

On October 14, 2015, by, between and among Grove Realty Partners (the “Borrower”) and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland.

The revolving line of credit note (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (3.075% as of January 31, 2016), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of January 31, 2016 the Company has drawn down a total of $956,113 and recorded accrued interest of $2,537.

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of January 31, 2016:

Future Rents
2016	$83,160
2017	63,120
2018	43,220
Thereafter	-
$189,500

For the nine months ended January 31, 2016, two tenants represented approximately 25% and 15% of the Company’s revenue. For the nine months ended January 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

An aggregate of $503,000 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and nine months ended January 31, 2016 and 2015 the Company imputed interest expense of $7,603, $22,978, $7,635 and $20,967, respectively. During the nine months ended January 31, 2016 and 2015, the related party advanced the Company an additional $53,637 and $12,897, respectively, to fund operations.

During the three and nine months ended January 31, 2016 and 2015, the Company received $18,615, $36,615, $9,000 and $27,000, respectively, in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

NOTE 10 – NON-CONTROLLING INTERESTS

On October 15, 2015, the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of January 31, 2016 the shares were returned to the treasury (See note 11). As of January 31, 2016, our condensed consolidated balance sheets reflected total non-controlling interests of ($430,103) which represent the equity portion of our subsidiary held by non-controlling investors in Butler Cabin.

Land	$950,715
Building	237,680
Net Assets	$1,188,395

NOTE 11 - STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001.

On November 1, 2015, the Company issued 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. Subsequent to November 1, 2015, the parties elected to rescind the share issuance. As of January 31, 2016 the shares were returned to the treasury.

On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Additional paid in Capital

During the three and nine months ended January 31, 2016 the Company recorded imputed interest on stockholders loans of $7,603 and $22,798, respectively

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

On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.

As of January 31, 2016, real estate that we, through our subsidiaries, owned consisted of three properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of January 31, 2016: $529,903

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin , LLC

●	Purchase Price: $1.19 million

Limited Operating History

We have only begun generating modest revenue, have a limited financial history and have limited capital. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the three months ended January 31, 2016 and 2015

Our rental revenue for the three months ended January 31, 2016 was $76,843 as compared to $62,200 in revenue for the three months ended January 31, 2015 an increase in revenue of $14,043. The increase in rental revenue was primarily due to the Company’s purchase of Butler Cabin LLC which resulted in increased rents from a related party. Operating expenses for the three months ended January 31, 2016 totaled $99,358, resulting in a loss of $37,174, as compared with operating expenses of $121,937 for the three month period ended January 31, 2015. Our operating expenses for the three months ended January 31, 2016 consisted of $22,515 in operating costs, $11,794 in professional fees, $5,853 in repairs and maintenance, $25,594 in depreciation and $18,943 in interest expense. Our operating expenses for the three months ended January 31, 2015 consisted of $32,409 in operating costs, $24,086 in professional fees, $9,051 in repairs and maintenance, $22,271 in depreciation and $34,120 in interest expense.

For the nine months ended January 31, 2016 and 2015

Revenues were $203,678 for the nine months ended January 31, 2016 as compared to $182,334 in revenue for the nine months ended January 31, 2015, an increase in revenue of $21,344. The increase in rental revenue was primarily due the Company purchase of Butler Cabin LLC which resulted in increased rents from a related party. Operating expenses for the nine months ended January 31, 2016 totaled $368,287 resulting in a loss from operations of $164,609, as compared with operating expenses of $338,782 for the nine month period ended January 31, 2015 resulting in a loss of $156,448. Our operating expenses for the nine months ended January 31, 2016 consisted of $89,968 in operating costs, $99,623 in professional fees, $15,690 in repairs and maintenance, $72,818 in depreciation and $90,188 in interest expense. Our operating expenses for the nine months ended January 31, 2015 consisted of $70,855 in operating costs, $77,529 in professional fees, $16,324 in repairs and maintenance, $66,771 in depreciation and $107,303 in interest expense.

Capital Resources and Liquidity

We have incurred an accumulated loss of $664,279 since inception which indicates substantial doubt as to our ability to continue as a going concern.

As of January 31, 2016 we had $228,225 cash on hand and net cash used in operations of $27,728. Management believes our increasing cash provided by operations and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of January 31, 2016, the Company has a stockholders’ equity of $1,636,381. For the nine months ended January 31, 2016 and 2015, the Company’s net loss available to common stockholders was $156,433 and $156,448, respectively.

Net cash used in operating activities was $(27,728) for the nine months ended January 31, 2016 as compared to net cash provided by operations of $2,588 for the nine months ended January 31, 2015. This reflects an increase in accounts receivable and deferred revenue which was offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $1,188,395 for the nine months ended January 31, 2016 and reflects monies paid for the membership interest in Butler Cabin, LLC of $1,188,395 in which was partially offset by cash acquired from the non controlling interest of $430,103. Net cash used in investing activities was $(9,493) for the nine months ended January 31, 2015 and is comprised of building improvements.

Net cash used in financing activities amounted to $1,427,062 for the nine months ended January 31, 2016, and reflects proceeds from a line of credit of $956,113, advances from shareholders of $53,637 which was partially offset by mortgage repayments of $12,791. Net cash used in financing activities amounted to $1,421 for the nine months ended January 31, 2015, and reflects advances from shareholders of $12,897 which was partially offset by mortgage repayments of $11,476.

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

On April 12, 2014, the mortgage note payable on the property at 7 Grove Street was paid in full by a shareholder. On that same date, a new mortgage payable was established between the Company and the shareholder for an amount equal to the balance that was remaining on the original mortgage.  The new related party mortgage payable began on April 12, 2014 and is a 5-year fixed loan at 5.5% interest, with a balloon payment on May 15, 2019 for the outstanding balance.  Interest only payments began on May 15, 2014 in the amount of $6,536 per month. On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share). The transaction with the related party was valued at historical cost.

SECURED LINE OF CREDIT

On October 14, 2015, by, between and among Grove Realty Partners (the “Borrower”) and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution.. The line of credit is securitized by the property at 7 Grove Street and well as the personal guarantee by Brian Woodland.

The revolving line of credit note (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (3.075% as of January 31, 2016), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of January 31, 2016 the Company has drawn down a total of $956,113 and recorded accrued interest of $2,537.

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

An aggregate of $503,000 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and nine months ended January 31, 2016 and 2015, the Company imputed interest expense of $7,603, $22,978, $7,635 and $20,967, respectively. During the nine months ended January 31, 2016 and 2015, the related party advanced the Company an additional $53,637 and $12,897, respectively, to fund operations.

During the three and nine months ended January 31, 2016 and 2015, the Company received $18,615, $36,615, $9,000 and $27,000, respectively, in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of January 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On November 1, 2015, the Company issued 203,711 shares of common stock to WS Advantage in exchange for the conversion of the mortgage of $1,425,982 and accrued interest of $117,625 on 7 Grove Street, Topsfield, MA 01983.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 1, 2015 the Company issued 169,286 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of January 31, 2016 the shares were returned to the treasury.

Item 6.	Exhibits

(a)	Exhibits

3(i)	Articles of Incorporation and Articles of Domestication.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended January 31, 2016 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: March 10, 2016	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)