Form 10-K
period 2016-04-30
Magnolia Lane Income Fund
filed 2016-07-29
CIK 1490490

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of July 28, 2016, 2,000,590 shares of common stock of the registrant were issued and outstanding.

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

On October 15, 2015 the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC.

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

As of April 30, 2016, real estate that we, through our subsidiaries, owned consisted of three properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of April 30, 2016: $525,322

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

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

Employees

As of April 30, 2016, we have no full time employees.  Our President, Chief Executive Officer and Chief Financial Officer, Brian Woodland, spends approximately 30 hours per week on the Company’s matters.  We believe this is sufficient time to successfully implement our business plan and further commence our operations. We plan to employ qualified employees in the near future.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

Our principal office is located at 7 Grove Street, Topsfield, MA 01983. Our primary telephone number is (978) 887-5981. Our officers are located in a property owned by one of our subsidiary’s Butler Cabin, LLC.

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

Holders

As of July 28, 2016 we had eight (7) record holders of our common stock, holding 2,000,590 shares of common stock.

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

Unregistered Sales of Equity Securities

On November 1, 2015, the Company issued 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. Subsequent to November 1, 2015, the parties elected to rescind the share issuance. As of April 30, 2016 the shares were returned to the treasury.

On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of the Company’s common stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

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

On October 15, 2015 the Company paid a total of $761,355 purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC.

On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.

Plan of Operations

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

As of April 30, 2016, real estate that we, through our subsidiaries, owned consisted of three properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of April 30, 2016: $525,322

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

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

Results of Operations

For the years ended April 30, 2016 and 2015

Revenues were $280,745 for the year ended April 30, 2016 as compared to $248,351 in revenue for the year ended April 30, 2015, an increase in revenue of $32,394. The increase in rental revenue was primarily due the Company purchase of Butler Cabin LLC which resulted in increased rents from a related party. Operating expenses for the year ended April 30, 2016 totaled $487,222 resulting in a loss from operations of $206,477 as compared with operating expenses of $435,645 for the year ended April 30, 2015 resulting in a loss of $187,294. Our operating expenses for the year ended April 30, 2016 consisted of $137,933 in operating costs, $116,307 in professional fees, $23,133 in repairs and maintenance, $98,454 in depreciation and $111,395 in interest expense. Our operating expenses for the year ended April 30, 2015 consisted of $91,813 in operating costs, $91,764 in professional fees, $20,519 in repairs and maintenance, $93,638 in depreciation and $137,911 in interest expense

Capital Resources and Liquidity

We have incurred an accumulated loss of $707,094 since inception which indicates substantial doubt as to our ability to continue as a going concern.

As of April 30, 2016 we had $209,079 cash on hand and net cash used in operations of $22,835. Management believes our current cash balance and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of April 30, 2016, the Company has a stockholders’ equity of $1,601,950. For the year ended April 30, 2016 and 2015, the Company’s net loss available to common stockholders was $199,248 and $187,294, respectively.

Net cash used in operating activities was $22,835 for the year ended April 30, 2016 as compared to net cash provided by operations of $13,985 for the year ended April 30, 2015. This reflects an increase in deferred revenue and restricted cash which was offset by decreased accounts receivable and decreases in accounts payable and accrued expenses.

Net cash used in investing activities was $1,207,251 for the year ended April 30, 2016 and reflects monies paid for the membership interest in Butler Cabin, LLC of $1,191,000 in which was partially offset by cash acquired from the non-controlling interest of $430,103. Net cash used in investing activities was $9,493 for the year ended April 30, 2015 and is comprised of building improvements.

Net cash provided by financing activities amounted to $1,422,149 for the year ended April 30, 2016, and reflects proceeds from a line of credit of $956,113, advances from shareholders of $53,637 which was partially offset by mortgage repayments of $17,372. Net cash used in financing activities amounted to $6,585 for the year ended April 30, 2015, and reflects advances from shareholders of $8,897 which was partially offset by mortgage repayments of $15,482.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019. Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date. The mortgage note is secured by the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of April 30, 2016 was $525,322.

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

The revolving line of credit note (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (3.086% as of April 30, 2016), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of April 30, 2016 the Company has drawn down a total of $956,113 which was used to purchase the 64% interest in Butler Cabin, LLC.

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

An aggregate of $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the years ended April 30, 2016 and 2015 the Company imputed interest expense of $30,245 and $27,991, respectively. During the years ended April 30, 2016 and 2015, the related party advanced the Company an additional $53,637 and $8,897, respectively, to fund operations.

During the years ended April 30, 2016 and 2015 included $55,760 and $36,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties

During the year ended April 30, 2016 a 31% owner of Butler Cabin LLC paid us rental income of $6,616.

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

On October 15, 2015, the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of April 30, 2016 the shares were returned to the treasury (see note 11).

On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in this, the Company’s Annual Report, filed on Form 10-K for the period ended April 30, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

MAGNOLIA LANE INCOME FUND

(fka PALMERSTON STOCK AGENCY, INC.)

April 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Magnolia Lane Income Fund

Topsfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Magnolia Lane Income Fund (the "Company") as of April 30, 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Lane Income Fund as of April 30, 2015 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit of $507,846 and stockholders' deficit of $203,694. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

July 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Magnolia Lane Income Fund and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnolia Lane Income Fund and Subsidiaries (the “Company”) as of April 30, 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Magnolia Lane Income Fund and Subsidiaries as of April 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has used cash in operations of $22,835 and an accumulated deficit of $707,094 at April 30, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very truly yours,

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

July 29, 2016

MAGNOLIA LANE INCOME FUND

Consolidated Balance Sheets

	April 30, 2016	April 30, 2015

ASSETS

Rental property, net	$3,398,685	$2,289,618
Cash	209,079	17,286
Restricted cash	-	13,799
Accounts receivable	2,050	1,225

Total Assets	$3,609,814	$2,321,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Mortgage payable	$525,322	$542,694
Related party mortgage payable	-	1,425,982
Secured line of credit	956,113	-
Accounts payable and accrued expenses	11,852	103,465
Deferred income	7,459	-
Security deposits	2,900	2,900
Due to shareholders	504,218	450,581

Total Liabilities	2,007,864	2,525,622

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 2,000,590 and 1,796,875 shares issued and outstanding, respectively	200	180
Additional paid-in capital	1,877,794	303,972
Accumulated deficit	(707,094)	(507,846)

Total Magnolia Lane Income Fund Stockholders' Equity(Deficit)	1,170,900	(203,694)

Non-controlling interest	431,050	-

Total Stockholders' Equity (Deficit)	1,601,950	(203,694)

Total Liabilities and Stockholders' Equity (Deficit)	$3,609,814	$2,321,928

See accompanying notes to consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	April 30, 2016	April 30, 2015
REVENUE
Rental revenue	$280,745	$248,351

OPERATING EXPENSES
Operating costs	137,933	91,813
Professional fees	116,307	91,764
Repairs and maintenance	23,133	20,519
Depreciation	98,454	93,638
Interest expense	111,395	137,911

Total operating expenses	487,222	435,645

LOSS FROM OPERATIONS	(206,477)	(187,294)

OTHER INCOME
Insurance proceeds	8,508	-

NET LOSS	(197,969)	(187,294)

NET INCOME - ATTRIBUTABLE TO NON CONTROLLING INTEREST	$1,279	$-
NET LOSS - ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(199,248)	$(187,294)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.10)	$(0.10)
Weighted average common shares outstanding - basic and diluted	1,898,445	1,796,875

See accompanying notes to consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statement of Stockholders' Equity / (Deficit)

For the Years Ended April 30, 2015 and April 30, 2016

			ADDITIONAL	NON-		TOTAL STOCKHOLDERS'
		COMMON	PAID-IN	CONTROLLING	ACCUMULATED	EQUITY /
	SHARES	STOCK	CAPITAL	INTEREST	DEFICIT	(DEFICIENCY)

Total, April 30, 2014	1,796,879	$180	$275,981	$-	$(320,552)	$(44,391)

Imputed interest on related party debt	-	-	27,991	-	-	27,991

Net Loss	-	-	-	-	(187,294)	(187,294)

Total, April 30, 2015	1,796,879	180	303,972	-	(507,846)	(203,694)

Imputed interest on related party debt	-	-	30,245	-	-	30,245

Conversion of related party mortgage payable and accrued interest	203,711	20	1,543,577	-	-	1,543,597

Non controlling interest in Butler Cabin	-	-	-	429,771	-	429,771

Net Loss	-	-	-	1,279	(199,248)	(197,969)

Total, April 30, 2016	2,000,590	$200	$1,877,794	$431,050	$(707,094)	$1,601,950

See accompanying notes to consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Consolidated Statements of Cash Flows

	For the year	For the year
	ended	ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,248)	$(187,294)
Earnings attributable to non controlling interest	1,279	-

Net loss attributable to the Company	(197,969)	(187,294)

Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation and amortization	98,454	93,638
Imputed interest	30,245	27,991
Changes in operating assets and liabilities:
Accounts receivable	(825)	525
Accounts payable and accrued expenses	26,002	80,965
Deferred income	7,459	(4,800)
Security deposits	-	1,200
Restricted cash	13,799	1,760

Net cash provided by (used in) operating activities	(22,835)	13,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building	(1,188,395)	-
Building Improvements	(19,126)	(9,493)

Net cash used in investing activities	(1,207,521)	(9,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired from non controlling interest	429,771
Advances from shareholders	53,637	8,897
Proceeds from line of credit	956,113	-
Repayments of mortgages payable	(17,372)	(15,482)

Net cash provided by financing activities	1,422,149	(6,585)

NET CHANGE IN CASH	191,793	(2,093)

Cash at beginning of period	17,286	19,379

Cash at end of year	$209,079	$17,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$8,473	$106,921

NON CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of related party loan payable and accrued interest to common stock	$1,543,597	$-

See accompanying notes to consolidated financial statements.

MAGNOLIA LANE INCOME FUND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2016 and 2015

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

On October 15, 2015 the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC.

On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

As of April 30, 2016, $8,090 of accounts receivable was due from one tenant.

For the year ended April 30, 2016 we had two clients that represented 19% and 16%, respectively of revenues (related party).

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At April 30, 2016, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of April 30, 2016 and April 30, 2015, the Company had $7,459 and $0 in deferred revenue, respectively.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $707,094 and cash used in operations of $22,835. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at April 30, 2016 and 2015:

	April 30, 2016	April 30, 2015
Land	358,958	120,733
Buildings	3,647,917	2,695,016
Leasehold Improvements	149,860	130,731
Accumulated Depreciation	(755,316)	(656,862)
Net, Real Estate Investments	3,398,685	2,289,618

As of April 30, 2016, real estate investments consisted of three properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of April 30, 2016: $525,322

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

Depreciation expense for the years ended April 30, 2016 and 2015 totaled $98,454 and $93,638, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of April 30, 2016 and 2015 is $525,322 and $542,694, respectively.

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

Future principle requirements on long-term debt for fiscal years ending after April 30, 2016 are as follows:

Mortgage Payable
For fiscal year ending	Future Payout
2017	$9,925
2018	16,371
2019	17,527
2020 and thereafter	481,499
Total	$525,322

NOTE 7 – SECURED LINE OF CREDIT

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

The revolving line of credit note (hereinafter referred to as the “Note”), made by the Borrower and payable to the order of the bank, at the initial per annum rate of 265 basis points above LIBOR (3.086% as of April 30, 2016), floating for two (2) years. The Note shall provide for monthly payments of interest only for the first two (2) years of the term. Thereafter, the Note shall for the next five (5) years of the Loan term provide for monthly payments of principal and interest based upon the 5/15 Federal Home Loan Bank Rate plus 200 basis points. Monthly payments of principal and interest shall be made based upon a 25-year amortization schedule, with a final payment of the unpaid principal balance, interest, fees and late charges, if any, due on October 14, 2022.

As of April 30, 2016 the Company has drawn down a total of $956,113 and recorded accrued interest of $2,465.

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of April 30, 2016:

Future Rents
2017	$92,470
2018	19,380
$111,850

For the year ended April 30, 2016, one tenant represented approximately 16% of the Company’s revenue. For the year ended April 30, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue

NOTE 9 – RELATED PARTY TRANSACTIONS

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

An aggregate of $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the years ended April 30, 2016 and 2015 the Company imputed interest expense of $30,245 and $27,991, respectively. During the years ended April 30, 2016 and 2015, the related party advanced the Company an additional $53,637 and $8,897, respectively, to fund operations.

During the years ended April 30, 2016 and 2015 included $55,760 and $36,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

During the year ended April 30, 2016 a 31% owner of Butler Cabin LLC paid us rental income of $6,616.

On October 14, 2015, by, between and among Grove Realty Partners (the “Borrower”) and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland (See Note 7).

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

At April 30, 2016, the Company has net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $652,000 that may be offset against future taxable income through 2036.  Due to changes in ownership, approximately $121,000 of the NOL carry-forward may be subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. At this time, the amount of the limitation has not been determined, since the Company has not completed its Section 382 study. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. No tax benefit has been reported with respect to these deferred tax assets in the accompanying financial statements because of Management’s assertion that it is more likely than not that the Company’s deferred tax assets of approximately $652,497 will not be realized and accordingly, the deferred tax assets are offset by a full valuation allowance.

Deferred Tax Assets	April 30, 2016	April 30, 2015
Net Operating Loss	$211,941	$155,727
Book to tax basis difference on depreciable assets	440,556	440,384
Total Deferred Tax Asset	652,497	596,111
Valuation allowance	(652,497)	(596,111)
Net Deferred Tax Asset	$-	$-

NOTE 11 – NON-CONTROLLING INTERESTS

On October 15, 2015, the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of April 30, 2016 the shares were returned to the treasury (See note 11). As of April 30, 2016, our consolidated balance sheets reflected total non-controlling interests of ($431,050) which represent the equity portion of our subsidiary held by non-controlling investors in Butler Cabin.

Land	$237,680
Building	950,715
Net Assets	$1,188,395

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001.

On November 1, 2015, the Company issued 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. Subsequent to November 1, 2015, the parties elected to rescind the share issuance. As of April 30, 2016 the shares were returned to the treasury.

On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

On November 12, 2015, the board of directors of the Company authorized a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”), designating five (5) shares of Series A Preferred stock. Each share of Series A Preferred shall: (i) have a par value of $0.0001 per share, (ii) rank on parity with the Company's common stock and any class of series of capital stock hereafter created, and (iii) be convertible into one share of common stock at the option of the holder until January 1, 2017 after which the right to convert to common stock ceases. Holders of the Series A Preferred are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of Series A Preferred stock such holder owns. The holders of Series A Preferred stock are not entitled to any dividends declared by the Company, nor do such holders have any liquidation preferences or any other asset distribution rights as it relates to the Company.

Additional paid in Capital

During the years ended April 30, 2016 and 2015 the Company recorded imputed interest on stockholders loans of $30,245 and $27,991, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Previous Independent Registered Public Accounting Firm

(i)	On September 4, 2015, Magnolia Lane Income Fund (the “Company”) dismissed its independent registered public accounting firm, Baker Tilly Virchow Krause, LLP (“Baker Tilly”).

(ii)	The report of Baker Tilly on the consolidated financial statements of the Company as of April 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended April 30, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

(iii)	The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

(iv)	During the Company’s two most recent fiscal years ended April 30, 2015 and April 30, 2014, and any subsequent interim periods through September 8, 2015, the date of dismissal, (a) there were no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference thereto in its reports on the consolidated financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(v)	On September 10, 2015, the Company provided Baker Tilly a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

New Independent Registered Public Accounting Firm

On September 4, 2015, the Board of Directors of the Company engaged Liggett & Webb, P.A., Certified Public Accountants (“Liggett”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements. During the two most recent fiscal years ended April 30, 2015 and April 30, 2014 and any subsequent interim periods through the date hereof prior to the engagement of Liggett, neither the Company, nor someone on its behalf, has consulted Liggett regarding:

(i)	either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of April 30, 2016 due to the material weaknesses identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

As of April 30, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of April 30, 2016.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (the fourth quarter of the fiscal year ended April 30, 2016) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officer and director as of April 30, 2016. The number of directors is determined by the Company’s board of directors. All of the Company’s directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. The Company’s officers are elected by the Company’s board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Company’s board of directors.

Name	Age	Position
Brian Woodland	44	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Brian Woodland, age 44, Brian has 20 years of investment management experience. He has specialized in managing portfolios for individuals and small institutions during his career. He has also worked closely with trading desks, research analysts, and buy-side portfolio managers at different firms during his career. Brian began his career with Winthrop Securities in 1992. In 1993 joined Olde Financial and became an assistant Branch Manager. Brian joined Cowen & Company in 1996, as a Vice President in the Private Client Group, working with small institutions and private clients. Cowen was widely recognized for its research excellence, specifically in the areas of Technology and Healthcare.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on our review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended April 30, 2016.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended April 30, 2016.

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

There were no outstanding equity awards at April 30, 2016.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of our securities beneficially owned by our named executive officers, our director, our executive officers and directors as a group, and each person known to us to own more than 5% of our outstanding shares of common stock as of July 28, 2016. Except as otherwise indicated, all shares are owned directly and the shareholders possess sole voting and investment power with respect to the shares listed below.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Director and Officer
Brian Woodland, President and Chief Executive Officer (2) 7 Grove Street Topsfield, MA 01983	1,581,251	(1)	79.04%

(1)	Based upon 2,000,590 shares of common stock issued and outstanding shares as of July 28, 2016.

(2)	Owned individually and also indirectly through Magnolia Lane Financial, Inc., Phalanx Partners, LLC and WS Advantage LP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

An aggregate of $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the years ended April 30, 2016 and 2015 the Company imputed interest expense of $30,245 and $27,991, respectively. During the years ended April 30, 2016 and 2015, the related party advanced the Company an additional $53,637 and $8,897, respectively, to fund operations.

During the years ended April 30, 2016 and 2015 included $55,760 and $36,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

During the year ended April 30, 2016 a 31% owner of Butler Cabin LLC paid us rental income of $6,616.

On October 14, 2015, by, between and among Grove Realty Partners and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland.

On October 15, 2015, the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of April 30, 2016 the shares were returned to the treasury (See note 11).

On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended April 30, 2016 and 2015, we were billed approximately $56,575 and $68,300, respectively, by Baker Tilly Virchow Krause, LLP (formerly, Holtz Rubenstein Reminick, LLP) for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission. For the Company’s fiscal years ended April 30, 2016 and 2015, we were billed approximately $33,500 and $0, respectively, by Liggett & Webb, PA for professional services rendered for the audit and interim review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no other fees for audit related services for the years ended April 30, 2016 and 2015.

Tax Fees and Other Fees

For the Company’s fiscal year ended April 30, 2016 and 2015, there were no fees billed for professional services rendered for tax compliance, tax advice, and tax planning or other services.

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

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.1(i)	Articles of Incorporation and Articles of Domestication (2)

3.2	By-Laws (1)

3.3	Certificate of Amendment of Certificate of Incorporation (4)

4.1	Certificate of Designation of Series A Preferred Stock as filed with the Nevada Secretary of State, dated March 23, 2016 (3)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (to the Form 10-K for the fiscal year ended April 30, 2016 furnished in XBRL).

(1)	Incorporated by reference to the registration statement on Form S-1 filed with Securities and Exchange Commission on November 12, 2010.
(2)	Incorporated by reference to the Form 10-Q filed with Securities and Exchange Commission on March 10, 2016.
(3)	Incorporated by reference to the registration statement on Form 10-Q filed with Securities and Exchange Commission on July 30, 2014.
(4)	Incorporated by reference to the Form 8-K filed with Securities and Exchange Commission on April 6, 2016.

(*) Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAGNOLIA LANE INCOME FUND

Dated: July 29, 2016	By:	/s/ Brian Woodland
Brian Woodland
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

