Form 10-Q
period 2016-07-31
Magnolia Lane Income Fund
filed 2016-09-14
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 13, 2016, there were 2,232,817 shares of common stock, par value $0.0001 per share, issued and outstanding.

MAGNOLIA LANE INCOME FUND

FORM 10-Q

July 31, 2016

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

PART I - FINANCIAL INFORMATION

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Balance Sheets

	July 31 2016	April 30, 2016
	(unaudited)
ASSETS

Rental property, net	$3,351,855	$3,398,685
Cash	228,758	209,079
Restricted cash	1,835	-
Accounts receivable	3,287	2,050

Total Assets	$3,585,735	$3,609,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable	$520,823	$525,322
Secured line of credit	956,113	956,113
Accounts payable and accrued expenses	27,987	11,852
Deferred income	6,098	7,459
Security deposits	2,900	2,900
Due to shareholders	504,218	504,218

Total Liabilities	2,018,139	2,007,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 2,000,590 and 2,000,590 shares issued and outstanding, respectively	200	200
Additional paid-in capital	1,885,397	1,877,794
Accumulated deficit	(746,345)	(707,094)

Total Magnolia Lane Income Fund Stockholders' Equity	1,139,252	1,170,900

Non-controlling interest	428,344	431,050

Total Stockholders' Equity	1,567,596	1,601,950

Total Liabilities and Stockholders' Equity	$3,585,735	$3,609,814

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Statements of Operations

	For the three months	For the three months
	ended	ended
	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)

REVENUE
Rental revenue	$78,368	$62,818

OPERATING EXPENSES
Operating costs	13,949	11,954
Professional fees	31,811	38,122
Repairs and maintenance	6,041	6,164
Depreciation	46,829	23,613
Interest expense	21,695	33,956

Total operating expenses	120,325	113,809

LOSS FROM OPERATIONS	(41,957)	(50,991)

OTHER INCOME
Insurance proceeds	-	8,508

NET LOSS	(41,957)	(42,483)

NET LOSS - ATTRIBUTABLE TO NON CONTROLLING INTEREST	$(2,706)	$-
NET LOSS - ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(39,251)	$(42,483)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	2,000,590	1,796,875

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

Condensed Consolidated Statements of Cash Flows

	For the three months	For the three months
	ended	ended
	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,957)	$(42,483)

Adjustments to reconcile net loss to net cash provided by from operating activities:
Depreciation and amortization	46,829	23,613
Imputed interest	7,603	7,603
Changes in operating assets and liabilities:
Accounts receivable	(1,238)	(700)
Accounts payable and accrued expenses	16,137	-
Deferred income	(1,361)	15,232

Net cash provided by operating activities	26,013	3,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,835)	(1,809)

Net cash used in investing activities	(1,835)	(1,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgages payable	(4,499)	(4,208)

Net cash used in financing activities	(4,499)	(4,208)

NET CHANGE IN CASH	19,679	(2,752)

Cash at beginning of period	209,079	17,286

Cash at end of year	$228,758	$14,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$8,473	$6,745

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNOLIA LANE INCOME FUND

NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended July 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

As of July 31, 2016 three customers comprised 38%, 38% and 24%, respectively of accounts receivable. At April 30, 2016, 100% of accounts receivable was due from one tenant, respectively.

For the three months ended July 31, 2016 we had two clients that represented 24% and 14%, respectively of revenues (related party). For the three months ended July 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At July 31, 2016 and April 30, 2016, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of July 31, 2016 and April 30, 2016, the Company had $6,098 and $7,459 in deferred revenue, respectively.

Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $746,345. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at July 31, 2016 and April 30, 2016:

	July 31, 2016	April 30, 2016
Land	358,958	358,958
Buildings	3,647,917	3,647,917
Leasehold Improvements	149,860	149,860
Accumulated Depreciation	(804,880)	(758,050)
Net, Real Estate Investments	3,351,855	3,398,685

As of July 31, 2016 and April 30, 2016, real estate investments consisted of three properties:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of July 31, 2016 and April 30, 2016: $520,823 and $525,322, respectively

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

Depreciation expense for the three months ended July 31, 2016 and 2015 totaled $46,829 and $23,613, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 4.875% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,435 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of July 31, 2016 and April 30, 2016 is $520,823 and $525,322, respectively.

Future principle requirements on long-term debt for fiscal years ending after July 31, 2016 are as follows:

Mortgage Payable
For fiscal year ending	Future Payout
2017	$5,426
2018	16,371
2019	17,572
2020 and thereafter	481,454
Total	$520,823

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

As of July 31, 2016 and April 30, 2016 the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $2,596 and $2,465, respectively.

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of July 31, 2016:

Future Rents
2017	$99,728
2018	95,520
2019	43,720
$238,968

For the three months ended July ended July 31, 2016 we had two clients that represented 24% and 14%, respectively of revenues (related party). For the three months ended July 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

An aggregate of $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three month ended July 31, 2016 and 2015 the Company imputed interest expense of $7,603 and $7,603, respectively. During the three months ended July 31, 2016 and 2015, the related party received repayments from the Company $0 and $0 respectively, to fund operations.

During the three months ended July 31, 2016 and 2015 revenue included $18,678 and $9,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

During the three months ended July 31, 2016 a 36% owner of Butler Cabin LLC paid us rental income of $3,960.

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

NOTE 10 – NON-CONTROLLING INTERESTS

On October 15, 2015, the Company paid a total of $761,355 for the purchase of 64% of Butler Cabin LLC. This entity is controlled by our President, a principal of Butler Cabin LLC. The Company issued 169,286 shares on November 1, 2015 to acquire the remaining minority interest portion. Subsequent to November 1, 2015 the parties elected to rescind the share issuance. As of July 31, 2016 the shares were returned to the treasury (See note 11). As of July 31, 2016, our consolidated balance sheets reflected total non-controlling interests of ($428,344) which represent the equity portion of our subsidiary held by non-controlling investors in Butler Cabin.

Land	$237,680
Building	950,715
Net Assets	$1,188,395

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Additional paid in Capital

During the three months ended July 31, 2016 and 2015 the Company recorded imputed interest on stockholders’ loans of $7,603 and $7,603, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On August 11, 2016, Magnolia Lane Income Fund (the “Company”) entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement" with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Founders 170,831 shares of common stock of the Company.

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

On August 11, 2016, Magnolia Lane Income Fund (the “Company”) entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement" with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Founders 170,831 shares of common stock of the Company.

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

As of July 31, 2016, real estate that we, through our subsidiaries, owned consisted of three properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of July 31, 2016: $520,823

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

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

Results of Operations

For the three months ended July 31, 2016 and 2015

Revenue

Our rental revenue for the three months ended July 31, 2016 was $78,368 as compared to $62,818 in revenue for the three months ended July 31, 2015. The increase of $15,550 in rental revenue was primarily due the Company purchase of Butler Cabin LLC which resulted in increased rents from a related party.

Operating Expense

Operating expenses for the three months ended July 31, 2016 totaled $120,325 resulting in a loss of $41,957, as compared with operating expenses of $113,809 for the three-month period ended July 31, 2015. Our operating expenses for the three months ended July 31, 2016 consisted of $13,949 in general and administrative fees, $31,811 in professional fees, $6,041 in repairs and maintenance, $46,829 in depreciation and $21,695 in interest expense.

Capital Resources and Liquidity

As of July 31, 2016 we had $228,758 cash on hand and net cash provided by operations of $26,013. Management believes our increasing cash provided by our secured line of credit and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

As of July 31, 2016, the Company has a stockholders’ equity of $1,567,596. For the three months ended July 31, 2016 and 2015, the Company’s net loss was $41,957 and $42,483, respectively. The Company’s decrease in stockholders’ equity is primarily due to recurring losses.

Net cash provided by operating activities was $26,013 for the three months ended July 31, 2016 as compared to $3,265 for the three months ended July 31, 2015, reflecting an increase in accounts receivable which was offset by increased depreciation and amortization as well as accounts payable and accrued expenses.

Net cash used in investing activities was $1,835 for the three months ended July 31, 2016 as compared to $1,809 for the three months ended July 31, 2015, both representing the restricted cash on hand.

Net cash used in financing activities amounted to $4,499 for the three months ended July 31, 2016 as compared to $4,208 for the three months ended July 31, 2015, both representing the amount paid against the principle balances of our mortgages.

Our principal sources of liquidity include cash from rental revenue and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 6.75% per annum and is due August 26, 2019. Monthly principal and interest payments totaling $4,320 started on September 26, 2009 and will continue through the maturity date. The mortgage note is secured by the property. At maturity, the balloon payment will be due in full. The remaining principal balance as of July 31, 2016 was $520,823.

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

As of July 31, 2016 the Company has drawn down a total of $956,113 which was used to purchase the 64% interest in Butler Cabin, LLC.

Related Party Transactions

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

During the three months ended July 31, 2016, the Company received $18,678 in rental income from Phalanx Partners, who occupies an office in one of the Company’s properties.

During the three months ended July 31, 2016, the Company received $3,960 in rental income from the 36% owner of Butler Cabin, LLC.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of July 31, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

We are exempt from this reporting because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

(a)	Exhibits

10.1	Magnolia Lane Share Issuance Agreement, between Company and Butler Cabin, LLC, dated August 11, 2016. (Filed with the Securities and Exchange Commission on August 17, 2016 as an exhibit to the Company’s Form 8-K, which exhibit is incorporated herein by reference).

10.2	Magnolia Lane Share Issuance Agreement, between Company and Founders Circle Partners, LLC, dated August 11, 2016. (Filed with the Securities and Exchange Commission on August 17, 2016 as an exhibit to the Company’s Form 8-K, which exhibit is incorporated herein by reference).

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended July 31, 2016 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: September 14, 2016	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

