Form 10-Q
period 2016-10-31
Huntwicke Capital Group Inc.
filed 2017-01-06
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-54379

HUNTWICKE CAPITAL GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

7 Grove Street

Topsfield, MA 01983

(Address of principal executive offices and Zip code)

(978) 887-5981

(Registrant’s telephone number, including area code)

MAGNOLIA LANE INCOME FUND

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 5, 2016, there were 1,410,019 shares of common stock, par value $0.0001 per share, issued and outstanding.

HUNTWICKE CAPITAL GROUP, INC.

FORM 10-Q

October 31, 2016

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

CERTAIN TERMS USED IN THIS REPORT

Unless the context otherwise indicates, references in this report to the terms “Palmerston,” “Magnolia Lane,” “Huntwicke Capital,” “we,” “us,” “our,” and the “Company” refer to Huntwicke Capital Group Inc.

PART I - FINANCIAL INFORMATION

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(unaudited)
ASSETS

Rental property, net	$4,425,453	$3,398,685
Cash	241,994	209,079
Restricted cash	11,337	-
Marketable securities	486,155	-
Prepaid expenses	11,502	-
Advances	64,145	-
Accounts receivable	1,619	2,050

Total Assets	$5,242,205	$3,609,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Mortgage payable	$516,342	$525,322
Secured line of credit	956,113	956,113
Accounts payable and accrued expenses	15,805	11,852
Deferred income	4,013	7,459
Security deposits	10,050	2,900
Due to shareholders	511,452	504,218

Total Liabilities	2,013,775	2,007,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 1,188,820 and 2,000,590 shares issued and outstanding, respectively	118	200
Additional paid-in capital	4,008,617	1,877,794
Accumulated deficit	(780,306)	(707,094)

Total Magnolia Lane Income Fund Stockholders' Equity(Deficit)	3,228,430	1,170,900

Non-controlling interest	-	431,050

Total Stockholders' Equity (Deficit)	3,228,430	1,601,950

Total Liabilities and Stockholders' Equity (Deficit)	$5,242,205	$3,609,814

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Rental revenue	$96,417	$64,017	$174,785	$126,835

OPERATING EXPENSES
Operating costs	26,872	40,840	40,821	52,794
Professional fees	32,698	49,707	64,509	87,829
Repairs and maintenance	10,628	3,673	16,669	9,837
Depreciation	40,938	23,611	87,767	47,224
Interest expense	15,235	37,289	36,930	71,245

Total operating expenses	126,371	155,120	246,696	268,929

LOSS FROM OPERATIONS	(29,954)	(91,103)	(71,911)	(142,094)

Other Income
Realized Loss on sale of securities	(3,846)	-	(3,846)	-
Insurance proceeds	-	-	-	8,508
Other income / (expenses)	(3,846)	-	(3,846)	8,508
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS’	(33,800)	(91,103)	(75,757)	(133,586)

NET INCOME / (LOSS) - ATTRIBUTABLE TO NON CONTROLLING INTEREST	161	(1,408)	(2,545)	(1,408)

NET LOSS AVAILABLE TO STOCKHOLDERS’	$(33,639)	$(89,695)	$(73,212)	$(132,178)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.05)	$(0.03)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES
- BASIC AND DILUTED	2,207,298	1,796,875	2,103,379	1,796,875

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Statements of Cash Flows

	For the six months	For the six months
	ended	ended
	October 31, 2016	October 31, 2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,212)	$(132,178)

Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation and amortization	87,768	47,224
Imputed interest	15,127	15,206
Losses on investment account	3,846	-
Changes in operating assets and liabilities:
Accounts receivable	(2,694)	(3,464)
Accounts payable and accrued expenses	1,030	(22,169)
Deferred income	(3,446)	-
Security deposits	(11,503)	-

Net cash provided by (used in) operating activities	16,916	(51,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	83,311	-
Cash acquired from non interest control party	-	429,363
Investment in securities	(490,000)	-
Advances for acquisitions	(64,145)	-
Restricted cash	(4,187)	(3,167)

Net cash used in investing activities	(475,021)	(764,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	52,419
Proceeds from line of credit	-	760,355
Proceeds from loans from shareholder	500,000	-
Repayments of mortgages payable	(8,980)	(8,474)
Cash over draft	-	1,536

Net cash provided by financing activities	491,020	805,836

NET CHANGE IN CASH	32,915	(10,137)

Cash at beginning of period	209,079	17,286

Cash at end of year	$241,994	$7,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$12,927	$8,473

OTHER NON CASH ITEMS
Conversion of minority interest to common stock	$431,050	$-
Conversion of notes payable to common stock	$500,000	$-

Purchase of building for common stock	$1,208,500	$-

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC.

(F/K/A MAGNOLIA LANE INCOME FUND)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended October 31, 2016 are not necessarily indicative of results for the full fiscal year and should be read in junction with the annual financial statements filed on July 29, 2016. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Huntwicke Capital Group Inc. formerly known as Magnolia Lane Income Fund (the “Company,” ”We,” “Ours,” “Us”), was incorporated on May 12, 2009 under the laws of the State of Delaware. On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.  The Company was originally formed to commence business as a stock agent in the wool trade.

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

On August 11, 2016, Huntwicke the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company with a historical cost of $431,050. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at the net asset value of the non-controlling interest on the date of acquisition.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement" with Founders Circle Partners, LLC (“Founders”) (Related Party) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets of $1,208,500 acquired for 170,831 shares of common stock of the Company from a related party.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC, Grove Realty Partners, LLC, Butler LLC from October 15, 2015 and Founders Circle, LLC from, August 11, 2016.

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

As of October 31, 2016 two customers comprised 52% and 48%, respectively of accounts receivable. At April 30, 2016, 100% of accounts receivable was due from one tenant, respectively.

For the six months ended October 31, 2016 we had two clients that represented 20% and 12%, respectively of revenues (related party). For the six months ended October 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At October 31, 2016 and April 30, 2016, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2015, 2014, and 2013 tax years.

Investments

The Company’s investments in trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company will invest its cash proceeds to enhance shareholder value over the long term. The Company will use both short and long term investing strategies. Investments are classified as available to trade.

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

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. As of October 31, 2016 and April 30, 2016, the Company had $4,013 and $7,459 in deferred revenue, respectively.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $780,306. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at October 31, 2016 and April 30, 2016:

	October 31, 2016	April 30, 2016
Land	583,411	358,958
Buildings	4,580,203	3,647,917
Leasehold Improvements	149,860	149,860
Accumulated Depreciation	(888,021)	(758,050)
Net, Real Estate Investments	4,425,453	3,398,685

As of October 31, 2016 and April 30, 2016, real estate investments consisted of four and three properties, respectively:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of October 31, 2016 and April 30, 2016: $516,342 and $525,322, respectively

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share)

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

36-42 Main Street, Topsfield, MA 01983

●	Description: 8000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: Monthly

●	Owner: Founders Circle Partners, LLC

●	The Company issued a total of 170,831 shares of common stock valued at the historical cost of the assets acquired of $1,193,739

Depreciation expense for the three and six months ended October 31, 2016 and 2015 totaled $40,939, $87,767, $23,611 and $47,224, respectively.

NOTE 6 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 4.875% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,435 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of October 31, 2016 and April 30, 2016 is $516,342 and $525,322, respectively.

Future principle requirements on long-term debt for fiscal years ending after October 31, 2016 are as follows:

Mortgage Payable
For fiscal year ending	Future Payout
2016	$26,610
2017	53,220
2018	53,220
2019 and thereafter	383,292
Total	$516,342

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

As of October 31, 2016 and April 30, 2016 the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $1,861 and $2,465, respectively.

NOTE 8 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of October 31, 2016:

Future Rents
For fiscal year ending
2016	$95,160
2017	126,145
2018	51,040
2019	7,600
$279,945

For the six months ended October 31, 2016 we had two clients that represented 20% and 12%, respectively of revenues (related party). For the six months ended October 31, 2015, two tenants represented approximately 17% and 14% of the Company’s revenue.

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

An aggregate of $511,452 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and six month ended October 31, 2016 and 2015 the Company imputed interest expense of $7,524, $15,127, $7,603 and $15,206, respectively. During the six months ended October 31, 2016 and 2015, the related party received repayments from the Company $0 and $0 respectively, to fund operations.

During the three and six months ended October 31, 2016 and 2015 revenue included $18,000. $36,000, $9,000 and $18,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

During the three and six months ended October 31, 2016 a 36% and 83% owner in Founders Circle paid us rental income of $3,750 and $7,500, respectively.

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

On August 11, 2016, Huntwicke Capital Group Inc. (F/K/A Magnolia Lane Income Fund) (the “Company”) entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $431,505 ($7.02 per share) from a related party. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at the net asset value of the non-controlling interest on the date of acquisition.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with Founders Circle Partners, LLC (“Founders”) (Related Party) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock valued at $1,208,500 ($7.07 per share) of the Company from a related party.

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock ($7.00 per share).

On October 31, 2016, the Company President returned to the treasury and canceled 1,115,426 shares of common stock (at par value of $.0001).

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

Common Stock includes 200,000,000 shares authorized at a par value of $0.0001.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $428,344. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at the net asset value of non-controlling on the date of acquisition.

On August 11, 2016, the Company entered into an agreement with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock of the Company. Below are the pro-forma financial statements as if the Founders Circle Partners, LLC had been acquired on April 1, 2016.

The acquisition date estimated fair value of the consideration transferred consisted of following:

Total assets acquired	$1,208,123
Liabilities assumed	14,384
Total purchase price	$1,193,739

On August 11, 2016, the Company entered into a agreement with Founders Circle Partners, LLC whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Founders 170,831 shares of common stock of the Company valued at $1,193,739 the historical depreciated basis of the asset acquired. Founders Circle Partners, LLC. is an entity controlled by Brian Woodland and President and Chief Financial Officer of the Company. As such, the Company recorded the Asset at its historical cost. The effective closing date for this transaction was August 11, 2016.

	Huntwicke Capital Group for the six months ended October 31, 2016	Founders Circle Partners, LLC from May 1, 2016 to August 11, 2016 date of acquisition	Pro-Forma Adjustments	Pro-Forma Amount

Revenue	$174,785	$54,250	$-	$229,035
Operating expenses	246,696	40,111	-	286,807

LOSS FROM OPERATIONS	(71,911)	14,139	-	(57,772)

Other expenses	(3,846)	-	-	(3,846)

(Loss) income before provision for income taxes	(75,757)	14,139	-	(61,618)

INCOME ATTRIBUTABLE TO - NON CONTROLLING INTEREST	(2,545)	-	-	(2,545)

NET LOSS	$(73,212)	$14,139	$-	$(59,073)

Weighted shares outstanding basic and diluted				2,103,379
Net Loss per share				$(0.03)

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock ($7.00 per share).

On October 31, 2016, the Company President returned to the treasury and canceled 1,115,426 shares of common stock (at par value of $.0001).

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

Additional paid in Capital

During the six months ended October 31, 2016 and 2015 the Company recorded imputed interest on stockholders’ loans of $15,127 and $15,206, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 96,199 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. is owned and managed by the Company’s President.

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President.

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

Overview

Huntwicke Capital Group, Inc. formerly known as Magnolia Lane Income Fund (the “Company”) was incorporated in the state of Delaware on May 12, 2009. We were formed to commence business as a stock agent in the wool trade.

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

In connection with this change of control and change of business, we conducted a name change and reverse stock split. On August 1, 2013, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change its name from “Palmerston Stock Agency, Inc.” to “Magnolia Lane Income Fund” (the “Name Change”) and to memorialize a 1:8 reverse stock split (the “Stock Split”). The Amendment was effective as of August 1, 2013.

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

On August 11, 2016, the Company entered into share issuance agreement with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at the net asset value of the on the date of acquisition.

On August 11, 2016, the Company entered into a share issuance agreement with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock of the Company.

On September 19, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation to change the name of the Company from “Magnolia Lane Income Fund” to “Huntwicke Capital Group Inc.” (the “Name Change”).

On September 19, 2016, the Company filed the Name Change and a request for a ticker symbol change with the Financial Industry Regulatory Authority (“FINRA”). On September 23, 2016, FINRA announced the Name Change and the ticker symbol of the Company changed from “MIFC” to “HCGI”.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 96,199 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. is owned and managed by the Company’s President.

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President.

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

On January 16, 2014, the Company entered into an “LLC Membership Interest Purchase and Sale Agreement” with Magnolia Lane Financial, Inc. (the “Agreement”). Pursuant to the Agreement, we acquired all rights, title and interest to all assets of Magnolia Lane Financial, including the assets acquired in the Acquisition Agreements, for a total purchase price of $3,000.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $431,050. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock.

As of October 31, 2016, real estate that we, through our subsidiaries, owned consisted of four properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share)

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of October 31, 2016 and April 30, 2016: $516,342 and $525,322, respectively

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

36-42 Main Street, Topsfield, MA 01983

●	Description: 8000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: Monthly

●	Owner: Founders Circle Partners, LLC

●	The Company issued a total of 170,831 shares of common stock valued at the historical cost of the assets acquired of $1,193,739

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

Results of Operations

For the three months ended October 31, 2016 and 2015

Revenue

Our rental revenue for the three months ended October 31, 2016 was $96,417 as compared to $64,017 in revenue for the three months ended October 31, 2015. The increase of $32,400 was primarily due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC which resulted in increased rental revenue.

Operating Expense

Operating expenses for the three months ended October 31, 2016 totaled $126,371, a decrease of $28,749 as compared with operating expenses of $155,120 for the three-month period ended October 31, 2015. This decrease was due mainly to reduced professional fees and interest expense. Our operating expenses for the three months ended October 31, 2016 consisted of $26,872 in operating costs, $32,698 in professional fees, $10,628 in repairs and maintenance, $40,938 in depreciation and $15,235 in interest expense.

Net Loss

During the three months ended October 31, 2016 and 2015, we incurred a net loss of $33,639 and $89,695 respectively, a decrease of $56,056. This decrease was due mainly to increased rental revenue.

For the six months ended October 31, 2016 and 2015

Revenue

Revenues were $174,785 for the six months ended October 31, 2016 as compared to $126,835 in revenue for the six months ended October 31, 2015, an increase in revenue of $47,950. This increase was primarily due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC which resulted in increased rental revenue.

Operating Expense

Operating expenses for the six months ended October 31, 2016 totaled $246,696, a decrease of $22,233 as compared with operating expenses of $268,929 for the six month period ended October 31, 2015. This decrease was due mainly to reduced professional fees and interest expense. Our operating expenses for the six months ended October 31, 2016, consisted of $40,821 in operating costs, $64,509 in professional fees, $16,669 in repairs and maintenance, $87,767 in depreciation and $36,930 in interest expense.

Net Loss

During the six months ended October 31, 2016 and 2015, we incurred a net loss of $75,757 and $133,586, respectively, a decrease of $57,829. Increased rental revenue due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC as well as reduced professional fees and interest expense.

Capital Resources and Liquidity

As of October 31, 2016 we had $241,994 cash on hand and net cash provided by operating activities of $12,730. Management believes our increasing cash provided by our secured line of credit and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

Net cash provided by operating activities was $12,730 for the six months ended October 31, 2016 as compared to net cash used in by operating activities of $51,043 for the six October 31, 2015, reflecting a decrease in our net loss which was partially offset by increases accounts receivable and security deposits.

Net cash used in investing activities was $470,835 for the six months ended October 31, 2016 and reflects amounts used for investments in securities of $490,000 and advances for acquisitions of $64,146 which was partial offset by cash acquired from non controlling interest of $83,111. Net cash used in investing activities was $764,930 for the six months ended October 31, 2015 and reflects monies paid for the membership interest in Butler Cabin, LLC of $1,191,126 in which was partially offset by cash acquired from the non controlling interest of $429,363.

Net cash provided by financing activities amounted to $491,020 for the six months ended October 31, 2016, and reflects proceeds from a shareholder loan of $500,000, which was partially offset by cash overdraft fees of $8,980. Net cash used in financing activities amounted to $805,836 for the six months ended October 31, 2015, and reflects proceeds from a line of credit of $760,355, advances from shareholders of $52,419 which was partially offset by mortgage repayments of $8,474.

Our principal sources of liquidity include cash from rental revenue bank loans, credit facilities, sales of common stock. and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 7.875% per annum and is due August 26, 2019. Monthly principal and interest payments totaling $4,435 started on September 26, 2009 and will continue through the maturity date. The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of October 31, 2016 and April 30, 2016 is $516,342 and $525,322, respectively.

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

SECURED LINE OF CREDIT

On October 14, 2015, Grove Realty Partners (the “Borrower”) and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland.

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

As of October 31, 2016 and April 30, 2016 the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $2,627 and $2,465, respectively.

Related Party Transactions

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

An aggregate of $511,452 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf. These advances are interest-free and payable upon demand. During the three and six month ended October 31, 2016 and 2015 the Company imputed interest expense of $7,524, $15,127, $7,603 and $15,206, respectively.

During the three and six months ended October 31, 2016 and 2015 revenue included $18,000. $36,000, $9,000 and $18,000, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

During the three and six months ended October 31, 2016 a 36% and 83% owner in Founders Circle paid us rental income of $3,750 and $7,500, respectively.

On October 14, 2015, Grove Realty Partners (the “Borrower”) and Brian Woodland, individually, entered into a $1,000,000 secured revolving line a credit with a financial institution. The Guarantor has agreed to guaranty the obligations of the Borrower. The line of credit is securitized by the property at 7 Grove Street and as well as the personal guarantee of Brian Woodland (See Note 7).

On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share).

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $431,505 ($7.02 per share) from a related party. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. Butler is owned and controlled by the Company’s President.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock valued at $1,208,500. Founders is owned and controlled by the Company’s President.

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock.

On October 31, 2016, the Company President returned to the treasury and canceled 1,115,426 shares of common stock.

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

Going Concern

At October 31, 2016, we had an accumulated deficit of $780,306 and incurred a net loss of $2,862,328 for the six-month period ended October 31, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of October 31, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company issued Butler 61,396 shares of common stock of the Company valued at $428,344.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement" with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. As consideration for the purchase, the Company issued 170,831 shares of common stock.

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock.

Item 3.	Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2016 furnished in XBRL).

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA LANE INCOME FUND

Date: January 6, 2017	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

