Form 10-Q/A
period 2016-10-31
Huntwicke Capital Group Inc.
filed 2017-04-27
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of January 5, 2016, there were 2,698,307 shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Huntwicke Capital Group, Inc. for the period ended October 31, 2016 filed on January 6, 2017 (the “Form 10-Q”) to correct errors related to the accounting treatment of (i) certain advances relating to the acquisition of Huntwicke Advisors, LLC, that were accounted for as capital when they were actually expenses of the Company and should have been expensed, (ii) the Company’s failure to disclose the issuance of one share of Series A Preferred Stock on March 23, 2016, and, (iii) the Company’s disclosure relating to the purchase of Huntwicke Advisors, LLC and Huntwicke Securities LLC by the Company from WS Advantage LP that contained incorrect share issuance. The Company agreed to issue to WS Advantage a total of 1,384,923 shares of common stock versus 96,199 shares of common stock as previously reported (collectively the “Restated Transactions”).

No other changes have been made to the Form 10-Q other than those related to the Restated Transactions. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

PART I - FINANCIAL INFORMATION

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(unaudited)
ASSETS	(Restated)	(Restated)

Rental property, net	$4,425,453	$3,398,685
Cash	241,994	209,079
Restricted cash	11,337	-
Marketable securities	486,155	-
Prepaid expenses	11,502	-
Advances	19,995	-
Accounts receivable	1,619	2,050

Total Assets	$5,198,055	$3,609,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Mortgage payable	$516,342	$525,322
Secured line of credit	956,113	956,113
Accounts payable and accrued expenses	15,806	11,852
Deferred income	4,013	7,459
Security deposits	10,050	2,900
Due to shareholders	511,452	504,218

Total Liabilities	2,013,776	2,007,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: par value $0.0001; 100,000,000 shares authorized; None issued or outstanding Preferred Stock Series A Preferred stock: $.0001 par value 5 shares authorized; 1 issued and outstanding	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 1,188,820 and 2,000,590 shares issued and outstanding, respectively	118	200
Additional paid-in capital	4,008,617	1,877,794
Accumulated deficit	(824,456)	(707,094)

Total Magnolia Lane Income Fund Stockholders' Equity(Deficit)	3,184,279	1,170,900

Non-controlling interest	-	431,050

Total Stockholders' Equity (Deficit)	3,184,279	1,601,950

Total Liabilities and Stockholders' Equity (Deficit)	$5,198,055	$3,609,814

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Restated)		(Restated)
REVENUE
Rental revenue	$96,417	$64,017	$174,785	$126,835

OPERATING EXPENSES
Operating costs	71,022	40,840	84,971	52,794
Professional fees	32,698	49,707	64,509	87,829
Repairs and maintenance	10,628	3,673	16,669	9,837
Depreciation	40,938	23,611	87,767	47,224
Interest expense	15,235	37,289	36,930	71,245

Total operating expenses	170,521	155,120	290,846	268,929

LOSS FROM OPERATIONS	(74,104)	(91,103)	(116,061)	(142,094)

Other Income / (Expenses)
Realized Loss on sale of securities	(3,846)	-	(3,846)	-
Insurance proceeds	-	-	-	8,508
Other income / (expenses)	(3,846)	-	(3,846)	8,508
NET LOSS	(77,950)	(91,103)	(119,907)	(133,586)

NET INCOME / (LOSS) - ATTRIBUTABLE TO NON CONTROLLING INTEREST	161	(1,408)	(2,545)	(1,408)

NET LOSS AVAILABLE TO STOCKHOLDERS’	$(78,111)	$(89,695)	$(117,362)	$(132,178)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.04)	$(0.05)	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES
- BASIC AND DILUTED	2,207,298	1,796,875	2,103,379	1,796,875

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC
(Formerly Known As MAGNOLIA LANE INCOME FUND)
Condensed Consolidated Statements of Cash Flows

	For the six months	For the six months
	ended	ended
	October 31, 2016	October 31, 2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)
Net loss	$(117,362)	$(132,178)

Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation and amortization	87,768	47,224
Imputed interest	15,127	15,206
Losses on investment account	3,846	-
Changes in operating assets and liabilities:
Accounts receivable	(2,694)	(3,464)
Accounts payable and accrued expenses	1,030	(22,169)
Deferred income	(3,446)	-
Security deposits	(11,503)	-

Net cash used in operating activities	(27,234)	(51,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	83,311	-
Purchase of building	-	(1,191,126)
Cash acquired from non interest control party	-	429,363
Investment in securities	(490,000)	-
Advances for acquisitions	(19,995)	-
Restricted cash	(4,187)	(3,167)

Net cash used in investing activities	(430,871)	(764,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	-	52,419
Proceeds from line of credit	-	760,355
Proceeds from loans from shareholder	500,000	-
Repayments of mortgages payable	(8,980)	(8,474)
Cash over draft	-	1,536

Net cash provided by financing activities	491,020	805,836

NET CHANGE IN CASH	32,915	(10,137)

Cash at beginning of period	209,079	17,286

Cash at end of year	$241,994	$7,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$12,927	$8,473

OTHER NON CASH ITEMS
Conversion of minority interest to common stock	$431,050	$-
Conversion of notes payable to common stock	$500,000	$-

Purchase of building for common stock	$1,208,500	$-

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

NOTE 3 – RESTATEMENT

Restatement

On April 11, 2017, the management and the Board of Directors of the Company, concluded that the Company’s previously issued financial statements as of and for the quarter ended October 31, 2016 should no longer be relied upon because of errors related to an accounting treatment of (i) certain advances relating to the acquisition of Huntwicke Advisors, LLC, (ii) the issuance of preferred stock, and (iii) disclosure relating the purchase of Huntwicke Advisors, LLC and Huntwicke Securities LLC from WS Advantage LP.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three and six months ended following:

Balance Sheet as of October 31, 2016

	As Previously	Effect of	As
	Reported	Restatement	Restated
Advances	$64,145	$(44,150)	$19,995
Preferred stock Series A Preferred stock: $.0001 par value; 5 shares authorized; 1 issued and outstanding	-	-	-
Accumulated (Deficit)	$(780,306)	$(44,150)	$(824,456)

Statement of Operations for the three months ended October 31, 2016

	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating Costs	$26,872	$44,150	$71,022
Net loss available to common stockholders’	$(33,800)	$(44,150)	$(77,950)
Net loss to stockholders’	$(33,639)	$(44,150)	$(77,789)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.04)

Statement of Operations for the six months ended October 31, 2016

	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating Costs	$40,821	$44,150	$84,971
Net loss available to common stockholders’	$(75,757)	$(44,150)	$(119,907)
Net loss to stockholders’	$(73,212)	$(44,150)	$(117,362)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.06)

Statement of Cash Flows for the six months ended October 31, 2016

	As Previously	Effect of	As
	Reported	Restatement	Restated
Net loss	$(73,212)	$(44,150)	$(117,362)
Net cash provided by (used in) operating activities	$16,916	$(44,150)	$(27,234)
Advances for acquisition	$(64,145)	$44,150	$(19,995)
Net cash used in investing activities	$(475,021)	$44,150	$(430,871)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $824,456. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 8 – SECURED LINE OF CREDIT

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

NOTE 9 – FUTURE RENTS AND TENANT CONCENTRATION

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

On October 31, 2016, the Company President returned to the treasury and cancelled 1,115,426 shares of common stock (at par value of $.0001).

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

On November 12, 2015, the board of directors of the Company authorized a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock, designating five (5) shares of Series A Preferred stock. Each share of Series A Preferred Stock shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Corporation and shall be entitled to two votes for each whole share of Common Stock (two (2) is referred as the “Vote Multiplier” hereunder), at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In each case, except as otherwise required by law or expressly provided herein, the holders of shares of Series A Preferred Stock and Common Stock shall vote together and not as separate classes. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, for each share of Series A Preferred Stock, the Holders shall not be entitled to receive any amount out of the assets, whether capital or surplus, of the Corporation.  The Series A Preferred Stock may be redeemed by the Corporation at no consideration to, and with no further action required on the part of, the Holders. Effective on March 23, 2016, with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate five (5) shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences.

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

	Huntwicke Capital Group for the six months ended October 31, 2016	Founders Circle Partners, LLC from May 1, 2016 to August 11, 2016 date of acquisition	Pro-Forma Adjustments	Pro-Forma Amount
	(Restated)
Revenue	$174,785	$54,250	$-	$229,035
Operating expenses	290,846	40,111	-	330,957

LOSS FROM OPERATIONS	(116,061)	14,139	-	(101,922)

Other expenses	(3,846)	-	-	(3,846)

(Loss) income before provision for income taxes	(119,907)	14,139	-	(105,768)

INCOME ATTRIBUTABLE TO - NON CONTROLLING INTEREST	(2,545)	-	-	(2,545)

NET LOSS	$(117,362)	$14,139	$-	$(103,223)

Weighted shares outstanding basic and diluted				2,103,379
Net Loss per share				$(0.06)

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock ($7.00 per share).

On October 31, 2016, the Company President returned to the treasury 1,115,426 shares of common stock (at par value of $.0001).

Preferred stock

Preferred stock includes 100,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

On November 12, 2015, the board of directors of the Company authorized a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”), designating five (5) shares of Series A Preferred stock. Each share of Series A Preferred Stock shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Corporation and shall be entitled to two votes for each whole share of Common Stock (two (2) is referred as the “Vote Multiplier” hereunder), at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. In each case, except as otherwise required by law or expressly provided herein, the holders of shares of Series A Preferred Stock and Common Stock shall vote together and not as separate classes. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, for each share of Series A Preferred Stock, the Holders shall not be entitled to receive any amount out of the assets, whether capital or surplus, of the Corporation.  The Series A Preferred Stock may be redeemed by the Corporation at no consideration to, and with no further action required on the part of, the Holders.  Effective on March 23, 2016, with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate five (5) shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences. On that same date, the Company issued one share to its President valued at $0.

Additional paid in Capital

During the six months ended October 31, 2016 and 2015 the Company recorded imputed interest on stockholders’ loans of $15,127 and $15,206, respectively.

NOTE 12 – SUBSEQUENT EVENTS (RESTATED)

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. is owned and managed by the Company’s President.

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. The Company will close the transaction pending receipt of 2 years of GAAP based audited financial statements.

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

On March 23, 2016, the Company filed an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, to designate five (5) shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences. On March 23, 2016 the Company issued one share of the Series A Preferred stock to is President.

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

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. is owned and managed by the Company’s President.

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

Operating Expense

Operating expenses for the three months ended October 31, 2016 totaled $170,521, an increase of $15,401 as compared with operating expenses of $155,120 for the three-month period ended October 31, 2015. This increase was due mainly to reduced professional fees and interest expense which was offset by higher general and administrative expense. Our operating expenses for the three months ended October 31, 2016 consisted of $71,022 in operating costs, $32,698 in professional fees, $10,628 in repairs and maintenance, $40,938 in depreciation and $15,235 in interest expense.

Net Loss

During the three months ended October 31, 2016 and 2015, we incurred a net loss of $78,111 and $89,695 respectively, a decrease of $11,584. This decrease was due mainly to increased rental revenue which was partially offset by higher general and administrative costs.

For the six months ended October 31, 2016 and 2015

Revenue

Revenues were $174,785 for the six months ended October 31, 2016 as compared to $126,835 in revenue for the six months ended October 31, 2015, an increase in revenue of $47,950. This increase was primarily due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC which resulted in increased rental revenue.

Operating Expense

Operating expenses for the six months ended October 31, 2016 totaled $290,846, an increase of $21,917 as compared with operating expenses of $268,929 for the six month period ended October 31, 2015. This decrease was due mainly to reduced professional fees and interest expense which was partially offset by higher general and administrative costs. Our operating expenses for the six months ended October 31, 2016, consisted of $84,971 in operating costs, $64,509 in professional fees, $16,669 in repairs and maintenance, $87,767 in depreciation and $36,930 in interest expense.

Net Loss

During the six months ended October 31, 2016 and 2015, we incurred a net loss of $117,362 and $132,178, respectively, a decrease of $14,816. Increased rental revenue due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC as well as reduced professional fees and interest expense.

Capital Resources and Liquidity

As of October 31, 2016, we had $241,994 cash on hand and net cash used in operating activities of $27,234. Management believes our increasing cash provided by our secured line of credit and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

Net cash used in operating activities was $27,234 for the six months ended October 31, 2016 as compared to net cash used in operating activities of $51,043 for the six October 31, 2015, reflecting a decrease in our net loss which was partially offset by increases accounts receivable and security deposits.

Net cash used in investing activities was $430,871 for the six months ended October 31, 2016 and reflects amounts used for investments in securities of $490,000 and advances for acquisitions of $19,995 which was partial offset by cash acquired from non controlling interest of $83,311. Net cash used in investing activities was $764,930 for the six months ended October 31, 2015 and reflects monies paid for the membership interest in Butler Cabin, LLC of $1,191,126 in which was partially offset by cash acquired from the non controlling interest of $429,363.

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

As of October 31, 2016 and April 30, 2016, the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $2,627 and $2,465, respectively.

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

Effective on March 23, 2016, with the filing of the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, the Company amended its Articles of Incorporation to designate five (5) shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences. On that same date, the Company issued one share of Series A Preferred Stock to its President valued at $0.

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

Going Concern

At October 31, 2016, we had an accumulated deficit of $824,456 and incurred a net loss of $117,362 for the six-month period ended October 31, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of October 31, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

(i)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period end financial disclosure and reporting processes.

(iv)	lack of accounting personal with adequate Securities and Exchange Commission experience.

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

Huntwicke Capital Group Inc.

Date: April 27, 2017	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

