Form 10-Q
period 2017-01-31
Huntwicke Capital Group Inc.
filed 2017-06-09
CIK 1490490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

______________N/A______________

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 9, 2017, there were 2,573,307 shares of common stock, par value $0.0001 per share, issued and outstanding.

HUNTWICKE CAPITAL GROUP INC.

FORM 10-Q

January 31, 2017

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

PART I - FINANCIAL INFORMATION

HUNTWICKE CAPITAL GROUP INC.

(f/k/a MAGNOLIA LANE INCOME FUND)

Condensed Consolidated Balance Sheets

	January 31, 2017	April 30, 2016
	(unaudited)
ASSETS

Rental property, net	$4,387,471	$3,398,685
Cash	946,435	209,079
Restricted cash	13,687	-
Marketable securities, (net of unrealized gain of $19,496)	527,201	-
Due from related party	13,000	-
Prepaid expenses	14,989	-
Deposits	12,249	-
Commissions receivable	14,441	-
Accounts receivable	1,911	2,050

Total Assets	$5,931,384	$3,609,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage payable	$511,800	$525,322
Secured line of credit	956,113	956,113
Accounts payable and accrued expenses	109,327	11,852
Deferred income	96,844	7,459
Commissions payable	433,672	-
Security deposits	10,050	2,900
Due to shareholders	555,930	504,218

Total Liabilities	2,673,736	2,007,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Preferred stock: par value $0.0001; 100,000,000 shares authorized; 1 and 0 shares issued and outstanding, respectively	-	-
Common stock: par value $0.0001; 200,000,000 shares authorized; 2,573,307 and 2,000,590 shares issued and outstanding, respectively	257	200
Additional paid-in capital	4,219,874	1,877,794
Accumulated deficit	(962,483)	(707,094)

Total Magnolia Lane Income Fund Stockholders' Equity	3,257,648	1,170,900

Non-controlling interest	-	431,050

Total Stockholders' Equity	3,257,648	1,601,950

Total Liabilities and Stockholders' Equity	$5,931,384	$3,609,814

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP INC.

(f/k/a MAGNOLIA LANE INCOME FUND)

Condensed Consolidated Statements of Operations

	For the three months ended January 31, 2017	For the three months ended January 31, 2016	For the nine months ended January 31, 2017	For the nine months ended January 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Rental revenue	$105,200	$76,843	$279,985	$203,678
Financial services	714,491	-	714,491	-
	819,691	76,843	994,476	203,678
OPERATING EXPENSES	.
Operating costs	265,127	37,174	305,948	89,968
Payroll	92,181	-	92,181	-
Professional fees	31,563	11,794	96,072	99,623
Commissions	566,909	-	566,909	-
Repairs and maintenance	20,259	5,853	36,928	15,690
Depreciation	37,983	25,594	125,750	72,818
Interest expense	28,892	18,943	65,822	90,188

Total operating expenses	1,042,914	99,358	1,289,610	368,287

LOSS FROM OPERATIONS	(223,223)	(22,515)	(295,134)	(164,609)

Other Income
Realized and unrealized gain on sale of securities	37,200	-	37,200	-
Insurance proceeds	-	-	-	8,508
Other income / (expenses)	37,200	-	37,200	8,508

NET LOSS	$(186,023)	$(22,515)	$(257,934)	$(156,101)

NET LOSS -ATTRIBUTABLE TO NON CONTROLLING INTEREST	-	1,740	(2,545)	332
NET LOSS - ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(186,023)	$(24,255)	$(255,389)	$(156,433)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.07)	$(0.01)	$(0.11)	$(0.08)

Weighted average common shares outstanding - basic and diluted	2,572,261	2,000,586	2,255,557	1,864,041

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP INC.

(f/k/a MAGNOLIA LANE INCOME FUND)

Condensed Consolidated Statements of Cash Flows

	For the nine months ended January 31, 2017	For the nine months ended January 31, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss – attributable to common shareholders	$(255,389)	$(156,433)

Adjustments to reconcile net loss to net cash provided by (used in) from operating activities:
Depreciation and amortization	125,750	72,818
Imputed interest	20,696	22,798
Realized and unrealized gains on investment account	(37,200)	-
Changes in operating assets and liabilities:
Accounts receivable	3,264	(8,075)
Commissions receivable	1,400	-
Prepaid expenses	(14,989)	(1,731)
Deposits	(7,184)	-
Accounts payable and accrued expenses	57,451	25,091
Deferred income	89,385	6,250
Commissions payable	398,639	-
Restricted cash	(6,537)	11,554

Net cash provided by (used in) operating activities	375,286	(27,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisitions	378,042	-
Purchase of building	-	(1,188,395)
Due from related party	(13,000)	-
Investment in securities	(490,000)	-

Net cash used in investing activities	(124,958)	(1,188,395)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash acquired from non interest control party	-	430,103
Advances from shareholders	500,550	53,637
Proceeds from line of credit	-	956,113
Repayments of mortgages payable	(13,522)	(12,791)

Net cash provided by financing activities	487,028	1,427,062

NET CHANGE IN CASH	737,356	210,939

Cash at beginning of period	209,079	17,286

Cash at end of period	$946,435	$228,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$20,944	$8,473

Conversion of related party loan payable and accrued interest to common stock	$-	$1,565,094
OTHER NON CASH ITEMS
Conversion of minority interest to common stock	$431,050	$-
Conversion of notes payable to common stock	$500,000	$-

Purchase of building for common stock	$1,190,815	$-
Purchase of financial services division for common stock	$199,576	$-

See accompanying notes to condensed consolidated financial statements.

HUNTWICKE CAPITAL GROUP, INC.

(f/k/a MAGNOLIA LANE INCOME FUND)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended January 31, 2017 are not necessarily indicative of results for the full fiscal year and should be read in junction with the annual financial statements filed on July 29, 2016. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Huntwicke Capital Group Inc. formerly known as Magnolia Lane Income Fund (the “Company,” “We,” “Ours,” “Us”), was incorporated on May 12, 2009 under the laws of the State of Delaware. On November 12, 2015, the Company changed domicile from the State of Delaware to the State of Nevada by filing Articles of Domestication and Articles of Incorporation with the Secretary of State of Nevada.  The Company was originally formed to commence business as a stock agent in the wool trade.

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

On November 12, 2016, the Company changed its name to Huntwicke Capital Group, Inc.

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

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement" with Founders Circle Partners, LLC (“Founders”) (Related Party) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets of $1,190,815 acquired for 170,831 shares of common stock of the Company from a related party.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC (Related Party), whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. (Related Party) in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities, LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC is owned and managed by the Company’s President. The purchase was recorded at the historical cost of the net assets of $199,576 acquired for 1,384,487 shares of common stock of the Company from a related party.

Huntwicke Advisors, LLC formerly known as Phalanx Wealth Management, LLC provides investment and financial advice and services to individual and institutional clients. Client’s Investments are held by an unrelated carrying broker-dealer. The Company is registered as an investment advisor with the Securities and Exchange Commission, and is licensed in several states.

Huntwicke Securities LLC formerly known as Phalanx Trading, LLC Company is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, Inc.(FINRA).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Magnolia Lane Income Fund and its wholly owned subsidiaries, Walker Partners, LLC, Grove Realty Partners, LLC, Butler LLC from October 15, 2015, Founders Circle, LLC from, August 11, 2016, Huntwicke Advisors, LLC from November 1, 2016 and Huntwicke Securities LLC from November 1, 2016.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements. The Company’s restricted cash is reserved for real estate taxes on four of its properties.

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

The Company follows the provisions of Income Taxes Topic of the FASB Accounting Standards Codification, which provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. At January 31, 2017 and April 30, 2016, no significant income tax uncertainties have been included in the Company’s Balance Sheets. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Statements of Operations. No interest and penalties are present for periods open.

The Company is subject to the United States federal and state income tax examinations by the tax authorities for the 2016, 2015, and 2014 tax years.

Investments

The Company’s investments in trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company will invest its cash proceeds to enhance shareholder value over the long term. The Company will use both short and long term investing strategies. Investments are classified as available for sale.

Securities Transactions

The Company acts as an agent in executing orders to buy or sell OTC and listed securities. It also acts as an agent to purchase private placements. The company charges a commission based on the services the company provides to customers. The services the company provides are in compliance with their approvals granted by FINRA. Customers' securities transactions are recorded on a settlement date basis. The related commission income and expenses are also recorded on the settlement date basis.

Private Placement Transactions

Customers' private placement transactions are recorded on the date escrow is closed. The related commission income and expenses are also recorded on the escrow date. The Company may also recognize a mark-up or a mark-down on transactions in which it acts as a principal. Mark-up and mark-down commissions are generally priced competitively based upon the services the Company provides to its customers and are in compliance with guidance established by FINRA.

Introduction Fee Transactions

Introduction fees are earned from introducing institutions to each other to commence a lease transaction. These transactions are conducted between the two introduced parties and the broker-dealer has no further role after introduction. These transactions are recognized when the transaction closes and the price is fixed and determinable as the broker-dealer never knows if or when a transaction might close. Commission expense is accrued on the date the income is recognized. The amounts are billed quarterly in advance based on the net asset value of assets under management and amortized over the period earned.

The Company earns fees for managing client portfolios through its SEC registered Advisory firm, Huntwicke Advisors.

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

Due from related party

Represents amounts advanced to an affiliate entity. The money was advanced in anticipation of a merger agreement,which agreement never occurred. The money was repaid on June 2, 2017.

Commission’s payable

Represents amounts owed to registered investments advisors for commissions.

Deferred Revenue

From time to time, rental payments may be paid by tenants, but not earned yet by the Company. Such revenue is initially recorded as a deferred liability and is recognized as revenue once earned. Included in balance are January 31, 2017 are amounts prepaid from clients for investment advisory services. As of January 31, 2017 and April 30, 2016, the Company had $96,844 and $7,459 in deferred revenue, respectively.

Segments

The Company operates in two segment rental real estate and financial services.

	For the Three Months Ended			For the Nine Months Ended
	January 31, 2017			January 31, 2017
	Real	Financial		Real	Financial
	Estate	Services	Total	Estate	Services	Total
Revenues	$105,200	$714,491	$819,691	$279,985	$714,491	$994,476
Depreciation	$37,983	$-	$37,983	$125,750	$-	$125,750
Gain / (Loss) from Operations	$232,020	$8,797	$(223,223)	$(266,731)	$(28,403)	$(295,134)
Segment Assets	$5,115,643	$815,741	$5,931,384	$5,115,643	$815,741	$5,931,384

For the three and nine months ended January 31, 2016 the Company had one business segment, real estate.

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

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.  We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements. The Company has recognized losses and an accumulated deficit of $962,483. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – RENTAL PROPERTY, NET

Rental Property, Net consisted of the following at January 31, 2017 and April 30, 2016:

	January 31, 2017	April 30, 2016
Land	583,411	358,958
Buildings	4,580,203	3,647,917
Leasehold Improvements	149,860	149,860
Accumulated Depreciation	(926,003)	(758,050)
Net, Real Estate Investments	4,387,471	3,398,685

As of January 31, 2017 and April 30, 2016, real estate investments consisted of four and three properties, respectively:

58 Main St. Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of January 31, 2017 and April 30, 2016: $511,800 and $525,322, respectively

7 Grove St., Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015 WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share)

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

36-42 Main Street, Topsfield, MA 01983

●	Description: 8000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: Monthly

●	Owner: Founders Circle Partners, LLC

●	The Company issued a total of 170,831 shares of common stock valued at the historical cost of the assets acquired of $1,190,815

Depreciation expense for the three and nine months ended January 31, 2017 and 2016 totaled $37,983, $125,750 $25,594 and $72,818, respectively.

NOTE 6 – COMMISSION RECEIVABLE FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from broker-dealers and clearing organizations at January 31, 2017 consist of the following:

Fees and commissions receivable	$14,441

NOTE 7 – MORTGAGE AND RELATED PARTY NOTES PAYABLE

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on the property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 4.875% per annum and is due August 26, 2019.  Monthly principle and interest payments totaling $4,435 started on September 26, 2009 and will continue through the maturity date.  The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of January 31, 2017 and April 30, 2016 is $511,800 and $525,322, respectively.

Future principle requirements on long-term debt for fiscal years ending after January 31, 2017 are as follows:

Mortgage Payable
For fiscal year ending	Future Payout
2016	$13,305
2017	53,220
2018	53,220
2019 and thereafter	392,055
Total	$511,800

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

As of January 31, 2017 and April 30, 2016, the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $1,861 and $2,465, respectively.

NOTE 9 – FUTURE RENTS AND TENANT CONCENTRATION

The Company’s revenue is derived from property leases with varied lease terms. The following table represents future minimum rents to be received under non-cancelable leases with terms of twelve months or more as of January 31, 2017:

Future Rents
For fiscal year ending
2017	$63,776
2018	214,397
2019	111,978
$390,151

For the nine months ended January 31, 2017 we had one client that represented 6% of revenues (related party). For the nine months ended January 31, 2016, two tenants represented approximately 25% and 15% of the Company’s revenue.

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

An aggregate of $555,930 and $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf at January 31, 2017 and April 30, 2016, respectively. These advances are interest-free and payable upon demand. During the three and nine month ended January 31, 2017 and 2016 the Company imputed interest expense of $5,569, $20,696, $7,603 and $22,798, respectively.

During the three and nine months ended January 31, 2017 and 2016 revenue included $18,000, $54,000, $18,615 and $36,615, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

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

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $431,050 ($7.02 per share) from a related party. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at the net asset value of the non-controlling interest on the date of acquisition.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with Founders Circle Partners, LLC (“Founders”) (Related Party) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock valued at $1,190,815 ($7.07 per share) of the Company from a related party.

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock ($7.00 per share).

On October 31, 2016, the Company President returned to the treasury and cancelled 1,115,426 shares of common stock (at par value of $.0001).

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP (Related Party) in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. The Company will close the transaction pending receipt of 2 years of GAAP based audited financial statements.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC. (Related Party) whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. (Related Party) in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC. (Related Party) is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. (Related Party) is owned and managed by the Company’s President. As such, the Company recorded the Asset at its historical cost of $199,576. The effective closing date for this transaction was November 1, 2016.

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

The acquisition date estimated fair value of the consideration transferred consisted of following:

Total assets acquired	$1,208,122
Liabilities assumed	(17,307)
Total purchase price	$1,190,815

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC. (Related Party) whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. (Related Party) in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC. (Related Party) is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. (Related Party) is owned and managed by the Company’s President. As such, the Company recorded the Asset at its historical cost. The effective closing date for this transaction was November 1, 2016.

 The acquisition date estimated fair value of the consideration transferred consisted of following:

Total assets acquired	$315,637
Liabilities assumed	(116,061)
Total purchase price	$199,576

HUNTWICKE CAPITAL GROUP, INC.

PROFORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017

	Huntwicke Captial Group for the nine months ended January 31, 2017	Founders Circle Partners, LLC from May 1, 2016 to August 11, 2016 date of acquisition	Huntwicke Securities LLC from May 1, 2016 to November 1, 2016 date of acquisition	Huntwicke Advisors, LLC from May 1, 2016 to November 1, 2016 date of acquisition	Pro-Forma adjustments	Unaudited condensed nine months ended January 31, 2017 pro-forma amount
Revenues	$994,476	$54,250	$1,577,995	$62,717	$-	$2,689,438
Operating expenses	1,289,610	40,111	1,483,663	141,302	-	2,954,686

LOSS FROM OPERATIONS	(295,134)	14,139	94,332	(78,585)	-	(265,248)

Other expenses	-	-	-	-	-	-

(Loss) income before provision for income taxes	(295,134)	14,139	94,332	(78,585)	-	(265,248)

Other Income	37,200	-	-	-	-	37,200

NET INCOME / (LOSS)	$(257,934)	$14,139	$94,332	$(78,585)	$-	$(228,048)

Weighted shares outstanding basic and diluted						3,245,267
Net Loss per share						$(0.07)

On November 1, 2015, the Company issued 169,256 shares of common stock valued at $1,184,792 ($7.00 per share) to a related party to purchase the remaining minority interest in Butler Cabin LLC. Subsequent to November 1, 2015, the parties elected to rescind the share issuance. As of April 30, 2016, the shares were returned to the treasury.

On August 11, 2016, the Company entered into an agreement with Founders Circle Partners, LLC whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Founders 170,831 shares of common stock of the Company valued at $1,193,739 the historical depreciated basis of the asset acquired. Founders Circle Partners, LLC. is an entity controlled by Brian Woodland, President and Chief Financial Officer of the Company. As such, the Company recorded the Asset at its historical cost of $431,050. The effective closing date for this transaction was August 11, 2016.

On October 31, 2016, the Company converted a $500,000 advance from an entity controlled by Company’s President into 71,429 shares of common stock ($7.00 per share). See Note 10.

On October 31, 2016, the Company President returned to the treasury 1,115,426 shares of common stock (at par value of $.0001). See Note 10.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. is owned and managed by the Company’s President. As such, the Company recorded the Asset at its historical cost of $199,576. The effective closing date for this transaction was November 1, 2016.

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

Additional paid in Capital

During the three and nine months ended January 31, 2017 and 2016 the Company recorded imputed interest on stockholders’ loans of $5,569, $20,696, $7,603 and $22,798, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On March 30, 2017, retroactive to November 1, 2016, the Company rescinded an agreement to purchase from WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. The Company will close the transaction pending receipt of 2 years of GAAP based audited financial statements.

On June 2, 2017, a related entity repaid $13,000 owed to the Company. The money was advanced in anticipation of a closing and then repaid when the closing failed. The money was repaid on June 2nd, 2017.

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

On March 23, 2016, the Company filed an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State, specifically a Certificate of Designation, to designate five (5) shares of its authorized preferred stock as Series A Preferred Stock with specific rights and preferences. On March 23, 2016, the Company issued one share of the Series A Preferred stock to is President.

On August 11, 2016, the Company entered into share issuance agreement with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. The transaction was recorded at historical cost.

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

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by FINRA. Phalanx Partners, LLC. is owned and managed by the Company’s President.

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. On March 30, 2017, the Company and WS Advantage LP amended the Share Agreement, effective as of November 1, 2016, that a condition of closing will be the successful audit of Riversky Realty LLC. On April 27, 2017, the Company and WP Advantage mutually agreed to continue to work on the successful closing of the transaction, and that WS Advantage LP will return the 125,000 shares previously issued by the Company until the successful audit is complete, which is a condition for the closing of the transaction. The 125,000 shares have been returned to the Company.

Our Operating Strategy

Our business plan is focused on managing real property. Specifically, we intend to acquire real estate in small markets with high degrees of safety to provide income streams to our shareholders. In addition, we will develop, syndicate, manage and acquire property for capital appreciation. In addition, our financial services businesses manage financial portfolios and assets for a fee and clear private placement transactions for high net worth customer and institutional customer.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC, whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC is subject to approval by FINRA. Phalanx Partners, LLC. is owned and managed by the Company’s President. Pursuant to these acquisitions, the Company is now also involved in the securities business.

Huntwicke Advisors, LLC, is a Registered Investment Advisory that is registered with the SEC. HA manages client portfolios for our clients in individual account that are custodied with Fidelity Investments.

Hunwicke Securities is a FINRA registered Broker Dealer. HS conducts business in an agency capacity and specializes in private placements such as 1031 exchanges, LIHTC funds and leverage lease transactions for high net worth investors and institutional clients.

During the next twelve months, the Company plans to continue to maintain and extend our current tenant base and maintain our buildings in excellent condition. We want to grow our real estate holdings over the next twelve months by adding to our portfolio of assets and holding real estate that are in excellent condition and are beneficial to the communities which we hold real estate assets.

As for Huntwicke Advisors, LLC, we plan to increase our assets under management on the RIA side with new accounts, growth of assets and acquiring other good advisors. As to Huntwicke Securities, subject to FINRA approval on the acquisition, we plan to continue to grow the business with our transaction volume and also attract other solid and experienced registered representatives.

As of January 31, 2017, 2016, real estate that we, through our subsidiaries, owned consisted of four properties:

7 Grove Street, Topsfield, Ma 01983

●	Description: 12,000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: 3-Year

●	Owner: Grove Realty Partners, LLC

●	Purchase Price: $2.025 million

●	Mortgage Debt: On November 1, 2015, WS Advantage elected to convert its mortgage of $1,425,982 and accrued interest of $117,625 in Grove Realty into 203,711 shares of common stock ($7.58 per share)

58 Main Street, Topsfield, Ma 01983

●	Description: 4,000 Square foot, Commercial Building

●	Status: Rented 100% occupancy. Lease term: 3-Year

●	Owner: Walker Partners, LLC

●	Purchase Price: $503,000

●	Mortgage Debt as of January 31, 2017: $511,800

6 Park St., Topsfield, Ma 01983

●	Description: 4,500 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 70% occupancy. Lease term: Monthly

●	Owner: Butler Cabin, LLC

●	Purchase Price: $1.19 million

36-42 Main Street, Topsfield, MA 01983

●	Description: 8000 Square foot, Business Office, Retail and Professional Space

●	Status: Rented at 100% occupancy. Lease term: Monthly

●	Owner: Founders Circle Partners, LLC

●	The Company issued a total of 170,831 shares of common stock valued at the historical cost of the assets acquired of $1,190,815

Results of Operations

For the three months ended January 31, 2017 and 2016

Revenue

Our rental revenue for the three months ended January 31, 2017 was $105,200 as compared to $76,843 in revenue for the three months ended January 31, 2016. The increase of $28,357 was primarily due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC which resulted in increased rental revenue. Our financial services revenue was $714,491 for the three month period ended January 31, 2017 as compared to 0 for the three month period ended January 31, 2016.

Operating Expense

Operating expenses for the three months ended January 31, 2017 totaled $1,042,914, an increase of $943,556 as compared with operating expenses of $99,358 for the three-month period ended January 31, 2016. This increase was due mainly to increased professional fees and interest expense, higher general and administrative expense, and commission expense.

Net Loss

During the three months ended January 31, 2017 and 2016, we incurred a net loss of $186,023 and $22,515 respectively, an increase of $163,508. This increase was due mainly to increased professional fees and interest expense, higher general and administrative expense, and commission expense.

For the nine months ended January 31, 2017 and 2016

Revenue

Our rental revenue was $279,985 for the nine months ended January 31, 2017 as compared to $203,678 in revenue for the nine month period ended January 31, 2016, an increase in revenue of $76,307. This increase was primarily due to the Company’s purchase of Butler Cabin LLC and Founders Circle Partners, LLC which resulted in increased rental revenue. Our financial services revenue was $714,491 for the nine months ended January 31, 2017 as compared to 0 for the nine months ended January 31, 2016.

Operating Expense

Operating expenses for the nine months ended January 31, 2017 totaled $1,289,610, an increase of $921,323 as compared with operating expenses of $368,287 for the nine month period ended January 31, 2016. This increase was due mainly to increased professional fees and interest expense, higher general and administrative expense, and commission expense.

Net Loss

During the nine months ended January 31, 2017 and 2016, we incurred a net loss of $257,934 and $156,101, respectively, an increase of $101,833. This increase was due mainly to increased professional fees and interest expense, higher general and administrative expense, and commission expense.

Capital Resources and Liquidity

As of January 31, 2017, we had $946,435 cash on hand and a working capital of  $3,257,648. Management believes our increasing cash provided by our secured line of credit and the availability of loans from related parties will be adequate to sustain our operations at the current level for the next twelve months. Should we not be able to meet our current financial needs, the Company will seek alternative methods of financing, such as issuing convertible debt or introducing additional shares of its common stock into the market.

Net cash provided by operating activities was $375,286 as compared to net cash used in operating activities of $27,728 for the nine months ended January 31, 2016. This increase is primarily attributed to increased commissions payable and deferred revenue associated with Company’s financial services divisions.

Net cash used in investing activities was $124,958 as compared to net cash used in investing activities of $1,188,395 for the nine month period ended January 31, 2016. This decrease is primarily attributable to during the nine months ended January 31, 2016 the Company purchased a building for cash.

Net cash provided by financing activities amounted to $487,028 as compared to net cash provided by financing activities of $1,427,062 for the nine month period ended January 31, 2016. This decrease is primarily attributed to during the nine months ended January 31, 2016 the Company drew down the proceeds of a credit line.

Our principal sources of liquidity include cash from rental revenue bank loans, credit facilities, sales of common stock. and loans from shareholders to cover mortgage obligations.

Mortgage Obligations

58 Main Street

On January 16, 2014, the Company assumed a mortgage note payable to a third-party, unrelated to the seller, on a property located at 58 Main Street, Topsfield, Massachusetts.   The note bears interest at 7.875% per annum and is due August 26, 2019. Monthly principal and interest payments totaling $4,435 started on September 26, 2009 and will continue through the maturity date. The mortgage note is secured by the underlying property. At maturity, the balloon payment of $481,454 will be due in full. The remaining principal balance as of January 31, 2017 and April 30, 2016 is $511,800 and $525,322, respectively.

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

As of January 31, 2017 and April 30, 2016, the Company has drawn down a total of $956,113 and $956,113 and recorded accrued interest of $1,861 and $2,465, respectively.

Related Party Transactions

From time to time, the Company receives loans and advances from Phalanx Partners and WS Advantage LP for working capital purposes. Phalanx Partners and WS Advantage LP formerly held equity interests in Grove Realty Partners, LLC and Walker Partners, LLC and are currently controlled by the Company’s president and are shareholders.

An aggregate of $555,930 and $504,218 has been received from related parties for working capital purposes and debt and expenses paid on the Company’s behalf at January 31, 2017 and April 30, 2016, respectively. These advances are interest-free and payable upon demand. During the three and nine month ended January 31, 2017 and 2016 the Company imputed interest expense of $5,569, $20,696, $7,603 and $22,798, respectively. During the nine months ended January 31, 2017 and 2016, the related party received repayments from the Company $0 and $0 respectively, to fund operations.

During the three and nine months ended January 31, 2017 and 2016 revenue included $18,000, $54,000, $18,615 and $36,615, respectively, in rental income from Phalanx Partners who is owned by our Principal and Shareholder, who occupies an office in one of the Company’s properties.

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

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with a subsidiary, Butler Cabin, LLC. (“Butler”), in which the Company purchased from Butler the remaining ownership interest (36%) of real property located at 6 Park Street, Topsfield, MA 01983 from a related party. As consideration for the purchase, the Company agreed to issue Butler 61,396 shares of common stock of the Company valued at $431,050 ($7.02 per share) from a related party. The Company now owns a 100% interest in 6 Park Street, Topsfield, MA 01983. Butler is owned and controlled by the Company’s President.

On August 11, 2016, the Company entered into a “Magnolia Lane Share Issuance Agreement” with Founders Circle Partners, LLC (“Founders”) whereby the Company purchased from Founders a 100% interest in real property located at 36-42 Main Street, Topsfield, MA 01983. The purchase was recorded at the historical cost of the net assets acquired for 170,831 shares of common stock valued at $1,190,815 Founders is owned and controlled by the Company’s President.

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

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP (Related Party) in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. The Company will close the transaction pending receipt of 2 years of GAAP based audited financial statements.

On November 1, 2016, the Company entered into a Share Agreement with Phalanx Partners, LLC. (Related Party) whereby the Company issued 1,384,487 shares of the Company’s common stock to Phalanx Partners, LLC. (Related Party) in exchange for all the interest in Huntwicke Securities LLC and Huntwicke Advisors, LLC. The acquisition of Huntwicke Securities LLC. (Related Party) is subject to approval by the Financial Industry Regulatory Authority. Phalanx Partners, LLC. (Related Party) is owned and managed by the Company’s President. As such, the Company recorded the Asset at its historical cost. The effective closing date for this transaction was November 1, 2016.

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

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.  We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

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

Going Concern

At January 31, 2017, we had an accumulated deficit of $962,483 and incurred a net loss of $257,934 for the nine month period ended January 31, 2017.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that as of January 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

None

Item 3.	Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 1, 2016, the Company entered into a Share Agreement with WS Advantage LP whereby the Company issued 125,000 shares of the Company’s common stock to WS Advantage LP in exchange for all of WS Advantage LP’s interest in Riversky Realty LLC, which owns the property located at 17/19 Main Street, Topfield, MA. WS Advantage LP is owned and managed by the Company’s President. On March 30, 2017, the Company and WS Advantage LP amended the Share Agreement, effective as of November 1, 2016, that a condition of closing will be the successful audit of Riversky Realty LLC. On April 27, 2017, the Company and WP Advantage mutually agreed to continue to work on the successful closing of the transaction, and that WS Advantage LP will return the 125,000 shares previously issued by the Company until the successful audit is complete, which is a condition for the closing of the transaction. The 125,000,000 shares have been returned to the Company.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment to Share Exchange Agreement with WS Advantage LP, dated March 30, 2017.

10.2	Agreement from WS Advantage LP to return shares pursuant to Share Exchange Agreement, dated April 27, 2017.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Huntwicke Capital Group Inc.

Date: June 9, 2017	By:	/s/ Brian Woodland
Brian Woodland
President and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

